Form 10-K
period 2002-12-31
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2003-03-31
CIK 1137435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-59362

USA Capital First Trust Deed Fund, LLC
(Exact name of registrant as specified in its charter)

Nevada	88-0491003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4484 South Pecos Road, Las Vegas, Nevada 89121
(Address and telephone number of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (702) 734-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of each class)

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PART I

ITEM 1.          BUSINESS.

USA Capital First Trust Deed Fund, LLC, a Nevada limited-liability company, will engage in the business of making or purchasing entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States, but we may invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States.  Our loans will not be insured or guaranteed by any governmental agency or private mortgage insurance company.  Our loans will be selected for investment pursuant to the guidelines set forth below, which guidelines are designed to set standards for the quality of the real property security given for the loans.  Our primary investment objective is to generate and distribute cash flow from our operations.

Although we propose to make mortgage loans rather than purchase entire or fractional interests in mortgage loans, we may elect to purchase entire or fractional interests in mortgage loans when we have cash available to make loans, but do not have any suitable investments that meet our investment guidelines.  Accordingly, in lieu of holding cash, we may elect to purchase entire or fractional interests in mortgage loans from third parties, such as USA Commercial Mortgage Company, affiliates of USA Commercial Mortgage Company and persons for whom USA Commercial Mortgage Company has previously brokered mortgage loans.  Mortgage loans purchased from these parties will not involve any additional fees payable to USA Commercial Mortgage Company or its affiliates and will be purchased for cash at par, i.e., the amount outstanding under the mortgage loan at the time of purchase.  Even though we do not anticipate that purchased mortgage loans will represent a significant portion of our mortgage loan portfolio, we are not able to estimate the number or amount of mortgage loans to be purchased at this time.  In addition, we are not limited in the amount of loans we may purchase from affiliates or third parties.

As described below, our manager is responsible for reviewing and revising our investment objective and policies.  In addition, our manager may revise our investment objective and policies without the approval of investors.

INVESTMENT GUIDELINES

1.             Priority of Deeds of Trust.  All of our loans will only be secured by first deeds of trust that encumber the property which the loans are being used to acquire, develop, construct or otherwise finance.  In some states, a mortgage is used to create a security interest in real property, rather than a deed of trust.  For purposes of this prospectus, the terms “deed of trust” and “mortgage” mean both a deed of trust and a mortgage.

2.             Geographic Area of Lending Activity.  We will make loans secured by real property located primarily in the United States.  However, in the sole discretion of our manager, we may invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States.

3.             Loan-to-Value Ratios.  The amount of a loan from us will generally not exceed the following percentages, based on the appraised value of the security property as determined by an independent written appraisal at the time the loan is made.  Any real property appraisal supporting a loan will be maintained in our manager’s records for at least five years, and will be made available for inspection and duplication at the request of any investor. We will charge a nominal cost for any copies.

TYPE OF PROPERTY/LOAN	MAXIMUM LOAN-TO-VALUE RATIO (SUBJECT TO INCREASE BY OUR MANAGER)
Residential Subdivisions (loans to land developers and residential builders)	75%
Commercial Property (including but not limited to multi-unit residential property, office buildings, industrial and warehouse facilities, retail stores, shopping centers, motels, self-storage facilities and senior housing)	75%
Unimproved Land	60%

These loan-to-value ratios may be increased if, in the sole discretion of our manager, a given loan is supported by credit adequate to justify a higher loan-to-value ratio or if mortgage insurance is obtained.  It is important to note that our manager does not anticipate obtaining or requiring the borrowers to maintain mortgage insurance.  In addition, the maximum loan-to-value ratio for unimproved land may be increased, in our manager’s discretion, to 75% if the unimproved land is already entitled, a tentative map has been approved for the unimproved land or our manager believes that the borrower is likely to secure key entitlements.

Appraisals and loan-to-value ratios may be determined for construction loans upon the assumption that all of the improvements for which the loan is being sought are completed.  Finally, our maximum loan-to-value ratios will not apply to purchase-money financing offered by us to sell any real estate owned, which is acquired through foreclosure, or to refinance an existing loan that is in default at the time of maturity.  In such cases, our manager will be free to accept any reasonable financing terms that it deems to be in our best interests, in its sole discretion.

We will generally receive an appraisal for each property on which we will make a mortgage loan.  Generally, appraisers retained by us will be certified by the American Institute of Real Estate Appraisers.  We may use appraisals from individuals who hold other credentials, such as those who meet the minimum qualifications prescribed by local laws or who commercial lenders in the state in which the property is situated generally use.

4.             Terms of Loans.  Our loans will generally have an initial term of between one and three years.  We may make loans that have a shorter maturity if our manager believes in its sole discretion that the loans represent a sound investment opportunity.  Most loans will require payments of interest only during the loan term, and the borrower will have to make a substantial “balloon payment” at the end of the term.  Many borrowers do not have sufficient funds to make this balloon payment and, consequently, must refinance or sell the underlying property.

5.             Escrow Conditions.  Our loans will be funded through an escrow account handled by either a qualified title insurance or escrow company or other qualified company performing similar functions.  The escrow agent will be instructed not to disburse any of our funds out of the escrow for purposes of funding the loan until:

•                                          Satisfactory title insurance coverage has been obtained for all loans, with the title insurance policy naming us as the insured and providing title insurance in an amount equal to the principal amount of the loan.  Title insurance insures only the validity and priority of our deed of trust, and does not insure us against loss by reason of other causes, such as diminution in the value of the property, over-appraisals and borrower’s defaults.

•                                          Satisfactory fire and casualty insurance has been obtained for all loans, which insurance will name us as loss payee in an amount equal to the principal amount of our loan.  Fire insurance will not be required where a loan is secured by unimproved land.

6.             Absence of Mortgage Insurance.  Our manager does not intend to arrange for mortgage insurance, which would afford some protection against loss if we foreclosed on a loan and there were insufficient equity in the property to repay all sums owed.

7.             USA Capital First Trust Deed Fund as Payee.  All loan documents such as notes, deeds of trust and insurance policies, etc. will name us as payee and beneficiary.  Loans will not be written in the name of our manager or any other nominee, although loans that we purchase will originally be written in the name of the original lender or investor.  Such loans will be assigned to us when they are purchased.

8.             No Loans to our Manager.  No loans will be made by us to our manager or to any of its affiliates, except for any financing extended as part of a sale of real estate owned as a result of foreclosure.

9.             Purchase of Loans from our Manager or its Affiliates.  Pre-existing loans, or fractional interests of such loans, that are secured by first deeds of trust may be purchased for cash from our manager, its affiliates or other third parties; provided, however, that any such loan is not in default and otherwise satisfies the foregoing lending guidelines.  The purchase price to us for any such loan will be at par, i.e., equal to the then-outstanding principal balance of the loan, together with any accrued but unpaid interest.  With respect to the purchase of a fractional interest in a mortgage loan, the purchase price to us will be equal to the proportionate share of the relevant loan balance at the time of purchase.

10.          Loan Diversification.  Until such time as $100,000,000 in units has been sold, no one loan, or interest in a loan, will exceed $20,000,000.  Once $100,000,000 in units has been sold:

•                                          No one loan, or interest in a loan, will exceed 15% of all of our loans outstanding at the time of the loan; and

•                                          No more than 25% of our loans outstanding at any time will be made to a single borrower, together with any affiliates of such borrower.

11.          Loan Participations.  We may purchase fractional interests in loans, also known as loan participations, so long as the loan otherwise meets our lending criteria.  With respect to new loans, we may fund such loans by ourselves or we may participate in the funding of such loans with:

•                                          Another mortgage fund or investment vehicle that we or our affiliates have formed or manage; or

•                                          Other investors that are clients of USA Commercial Mortgage Company or its affiliates.

If we participate in funding a new loan with such persons, then we and such persons will have fractional interests in such loan equal to the relative amounts that we have funded.

12.          Reserve Fund.  A contingency reserve fund will be retained for the purpose of covering our unexpected cash needs.  The amount of this reserve fund will be established by our manager, but in no case will the amount of the reserve fund be less than 1% of the offering proceeds.  This reserve fund may be held in cash, bank accounts, certificates of deposit, money market accounts, short-term bankers acceptances, publicly traded bond funds or other liquid assets.  The yield from investments of reserve funds may not be as high as the yield that would result if such reserve funds were invested in loans.  The principal purpose of the reserve fund will be for other unexpected cash flow needs, not for investor redemptions, and our manager will not be required to use reserve funds to meet requested investor redemptions.

13.          Leasehold Financing.  We may also make loans that are secured by first deeds of trust that encumber leasehold interests in undeveloped land and residential and commercial developments.  In leasehold loans, the borrower does not own the land but rather has the right to occupy and develop the land under a long-term ground lease with the owner of the land.  The security for our loans would be the borrower’s leasehold interest in the land, or, in other words, the borrower’s right to occupy and use the land under the terms of the ground lease, rather than a fee interest in the land.  Loans secured by leasehold interests pose risks that are in addition to the risks associated with loans secured by fee interests in land.

USE OF PROCEEDS

Depending on the nature of each project, our loans may be used to fund the acquisition of property and pay development costs, costs to construct infrastructure improvements or costs to construct improvements.  Typical development costs include costs to secure permits and entitlements and to resolve land use issues, architects’ and engineers’ fees and expenses, costs to secure utility services and other costs needed to prepare the property for the construction of improvements.  Costs to construct infrastructure improvements generally relate to grading, roads, sewers, sidewalks, lights and utility conduits.  The costs to construct infrastructure or building improvements may include both “hard costs,” such as the cost of materials, supplies and labor, and “soft costs,” such as marketing and promotional costs, legal, accounting and other consultants’ costs, cost of permits and construction management fees.

Additionally, most of our loans will contain interest reserves such that the loan amount will contain funds sufficient to service the interest due under the loan from loan inception until loan maturity.  Our loans may also be used to provide bridge or interim financing to a developer or builder whose land acquisition loan is maturing and needs financing for an additional period of time in order to complete the entitlement process.  In some instances, our loans may be used by the borrower for purposes unrelated to the development of the property that secures the loan.

LOAN REPAYMENT

Depending on the nature of a loan and the purposes for which the borrower is seeking the loan, a loan may be repaid from the sale, leasing or refinance of the real property that secures such loan or from other sources.  Land development loans, such as loans used to finance the cost of entitling and subdividing land, are generally repaid from the sale of the entitled, subdivided land to other developers or homebuilders.  Construction loans to residential homebuilders are typically repaid from the sale of the completed homes.  In contrast, construction loans to commercial developers are typically repaid either from a sale or refinancing of the project.  Bridge loans can be repaid from the sale or refinancing of the property or from other sources of funds to which the borrower has access.

CREDIT EVALUATIONS

Our manager may consider the income level and general creditworthiness of a borrower to determine a borrower’s ability to repay our loan according to its terms, but such considerations are subordinate to a determination that the appraised value of the property, which may be on an “as constructed” basis with respect to a construction loan, is sufficient to satisfy the loan-to-value ratios described above or such other loan-to-value ratios as our manager deems appropriate for any particular loan.  Therefore, we may make loans to borrowers who are in default under other of their obligations for the purposes of debt consolidation or who do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.

The principal source of repayment of any loan will generally be from the sale or refinancing of the property, not from the borrower’s own resources or from a guarantor, if any.  Most, but not all, of our mortgage loans will also be guaranteed by third parties, such as the principals or affiliates of the relevant borrower.  Our manager will exercise its business judgment in deciding which of our loans will also be guaranteed.  If a borrower is unable to repay its loan at maturity or if the borrower defaults under the loan, we will foreclose on and subsequently sell the property.  If the sales proceeds are inadequate to repay the loan and costs of foreclosure, we may be precluded from seeking the deficiency from the borrower, either because the loan is a nonrecourse loan or due to the effect of certain legal protections afforded to borrowers generally.  If the loan is guaranteed, the guarantor may be able to raise legal defenses that may be available to guarantors generally that would impair our ability to seek a deficiency from the guarantor.

SALE OF LOANS

We will invest in mortgage loans for investment.  We do not expect to engage in real estate operations in the ordinary course of business except as may be required if we foreclose on a property on which we have invested in a mortgage loan and take over ownership and management of the property.  We do not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business; however, we may occasionally sell mortgage loans, or fractional interests therein, when our manager determines that it appears to be advantageous for us to do so, based upon then current interest rates, the length of time that the loan has been held by us and our overall investment objectives.

LOAN SERVICING

It is anticipated that all of our loans will be “serviced” by our manager who will make or manage, potentially through third parties, construction loan disbursements, collection of loan payments, loan enforcement and other loan administrative services.  Our manager will be entitled to contract with third party service providers to assist it with respect to servicing our loans, provided that such third party service providers charge competitive fees for their services.  Our manager will be compensated for such loan servicing activities.

Borrowers will make monthly loan payments, and will be instructed to mail their checks or money orders to us for deposit into our trust account, or the trust account of a third party servicer, which will be maintained at a financial institution selected by our manager.

If one of our loans goes into default, the range of responses that our manager may take with respect to the default will vary depending on the nature of the default and the circumstances existing at the time of the default.  These responses can include, without limitation, granting additional cure periods to the borrower, requiring the borrower to contribute additional funds to the project, refraining from funding future phases of construction, replacing the borrower with an independent construction manager to supervise the completion of the project, seeking a receiver to oversee the completion of the project, foreclosing non-judicially under the mortgage or deed of trust or taking such other loan enforcement actions as are typically undertaken by commercial lenders in the state that governs the enforcement action, negotiating and accepting a deed in lieu of foreclosure or commencing legal action against the borrowers or against any guarantors of the loan if our manager determines that such actions are prudent under the circumstances.

In addition, our manager may forgive debt or modify the economic terms of the loan if it believes such actions are advisable under the circumstances.  These modifications may include amendments to the rate of interest, extensions of the maturity date or the restructuring of payment obligations.

ENVIRONMENTAL ISSUES

Under current federal and state law, the owner and operator of real property contaminated with toxic or hazardous substances is, in most situations, liable for all costs associated with any remedial action necessary to bring the property into compliance with applicable environmental laws and regulations.  This liability may arise regardless of who caused the contamination or when it was caused.  In addition, this liability may, under certain circumstances, extend to a lender that has, pre-foreclosure, undertaken certain roles in managing the property or the activities of the borrower such that the lender could be characterized as an “owner” or “operator” under applicable environmental laws, or extend to a lender post-foreclosure.

The properties that secure our loans may contain, or may become contaminated with, toxic or hazardous substances.  While our manager will make reasonable investigations into whether the properties contain toxic or hazardous substances prior to making or purchasing a loan that is secured by such real property, these investigations will not guarantee that the real property is free of toxic or hazardous substances, nor can they ensure that the real property does not become contaminated with toxic or hazardous substances subsequent to the closing of the loan.

If any property that secures one of our loans is found to be contaminated, it could adversely impair the value of the property.  For example, the value of the property would be impaired due to the decreased desirability of the property, slower absorption of the property into the market, declining sales prices, lower rental rates or decreased occupancy rates.   In addition, the ability of the borrower to repay the loan would be affected in the event that the borrower would have to pay for the cost to remove or clean up the contamination or in the event that the borrower would be liable to purchasers or tenants of the property or owners or occupants of adjoining property for property damage, bodily injury, lost profits or other consequential damages.  If the borrower fails to remove or clean up contaminated property, it is possible that federal, state and local environmental agencies could perform the removal or cleanup, then impose liens upon, and subsequently foreclose on, the property to pay for the costs of such removal or cleanup.  Furthermore, even if we do not foreclose on a contaminated property, the mere existence of hazardous substances on such real property security may depress the market value of such real property security such that the loan is no longer adequately secured.

We generally will not participate in the on-site management of any facility on property that secures one of our loans in order to minimize the potential of liability for cleanup of any environmental contamination under applicable federal, state or local laws.  However, where we have taken title to contaminated property due to foreclosure or otherwise, our manager may determine that it is in our best interests to cause the property to be cleaned up.  As a result, we may incur full recourse liability for the entire cost of any such removal and cleanup and liability to tenants and other users of the affected property, or users of neighboring property, including liability for consequential damages.  It is possible that these obligations, collectively, may exceed the value of the property.

We would also be exposed to the risk of lost revenues during any cleanup, and to the risk of lower lease rates or decreased occupancy if the existence of such substances or sources on the property becomes known.  If we fail to remove the substances or sources and clean up the property, it is possible that federal, state or local environmental agencies could perform such removal and cleanup, and impose and subsequently foreclose liens on the property for the cost thereof.  We may find it difficult or impossible to sell the property prior to or following any such cleanup.  We could be liable to the purchaser thereof if our manager knew or had reason to know that such substances or sources existed.  In such case, we could also be subject to the costs described above.

ITEM 2.          PROPERTIES.

We maintain our offices at the offices of our manager at 4484 South Pecos Road, Las Vegas, Nevada 89121.  Although we do not own or lease any real property, we may be forced to initiate foreclosure proceedings on real property in the event that our borrowers are unable to satisfy their obligations to the Fund.  The real property securing our mortgage loans may include raw and undeveloped land, commercial property, residential buildings and leasehold interests.  If we are forced to foreclose on our security interests, we intend to negotiate with potential purchasers of such property.  We do not intend to invest in or own real property or real property interests.

ITEM 3.                             LEGAL PROCEEDINGS.

As of December 31, 2002, we were not involved in or a party to any legal proceedings.  In the future, we may, from time to time, become a party to legal proceedings arising out of our business.  With respect to the legal proceeding involving our manager and the members of its management team, see Item 10, “Directors and Executive Officers of the Registrant Legal Proceedings Involving Our Manager and its Management Team.”

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no established public trading market for our membership units.  We do not anticipate that one will ever develop.  Further, the transfer and redemption of our membership units are restricted by our operating agreement and the ability of our manager to withhold its consent with respect to a proposed transfer of units.  As of March 1, 2003, we had the following membership units outstanding held by the following number of persons:

CLASS	UNITS OUTSTANDING	HOLDERS
Class A	0	0
Class B	0	0
Class C	0	0
Class D	10	1
TOTAL	10	1

We do not have any outstanding Class A, Class B and Class C membership units since, as of March 1, 2003, we have sold such membership units pursuant to our registered offering of membership units.  The Class D membership units have been issued to our manager, USA Capital Realty Advisors, LLC.

We do not maintain any equity compensation plans and, as a result, have not authorized any securities for issuance with respect to any equity compensation plans.

DISTRIBUTION POLICY

Pursuant to our operating agreement, we propose to make distributions from our cash available for distribution.  First, we propose to pay monthly preferred returns to holders of our Class A, Class B and Class C membership units.  As of March 1, 2003, our Class A, Class B and Class C membership units are entitled to receive preferred returns of 9%, 10% and 11% per annum, respectively.  The payment of our preferred returns shall be on a cascading basis, whereby:

•                  Members holding our Class A membership units, Class B membership units and Class C membership units are paid, as a group, an amount equal to the preferred return payable to them as if they held Class A membership units; then

•                  Members holding our Class B membership units and Class C membership units are paid, as a group, an amount equal to the difference between the preferred return payable to them as if they held Class B membership units and the preferred returns previously paid to them as if they held Class A membership units; and

•                  Members holding our Class C membership units are paid, as a group, an amount equal to the difference between the preferred return payable to them and the preferred returns previously paid to them as if they held Class B membership units.

The payment of any preferred returns shall be limited by the requirement that any prior preferred returns that have not been paid, but are payable, are paid in full to members prior to the distribution of any subsequent preferred returns to members.

Once the monthly preferred returns are paid to holders of our Class A, Class B and Class C membership units, the remaining cash available for distribution, if any, shall be distributed 40% to our holders of our Class A, Class B and Class C membership units, on a pro rata basis, and 60% to our manager as the sole holder of our Class D membership units.

As of March 1, 2003, we not have not made any distributions to members since we have not issued any Class A, Class B or Class C membership units as of such date.

USE OF PROCEEDS

On November 8, 2002, the Securities and Exchange Commission, or the Commission, declared effective our Registration Statement on Form S-11, as amended (File No. 333-59362).  Through this registration statement, we registered an aggregate of 24,000 membership units at a purchase price of $5,000 per membership unit for an aggregate offering amount of $120,000,000.  Of the 24,000 membership units, we registered 12,000 Class A membership units, 8,000 Class B membership units and 4,000 Class C membership units, where such units differ only with respect to the relevant holding periods for the units and the relative preferred returns applicable to the units.  We are required to raise the minimum offering amount of $1,500,000, or an aggregate of 300 membership units, within 180 days of the effective date of the offering, i.e., May 7, 2003.

The offering is underwritten on a best efforts basis by USA Securities, LLC, an affiliate and a member of the National Association of Securities Dealers, Inc.  USA Securities, LLC is entitled to receive a selling commission of up to 1.25% per membership unit sold.  The selling commissions are to be paid by our manager.

As of March 1, 2003, we have not sold any membership units pursuant to our registered offering.  The absence of any sales was due to our management’s decision to delay the offering until the marketing plan has been completed.

RECENT SALES OF UNREGISTERED SECURITIES

In March 2001, we issued 10 of our Class D limited-liability company membership units to USA Capital Realty Advisors, LLC, our manager, in exchange for an initial capital contribution of $50,000.  The transaction was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.                             SELECTED FINANCIAL DATA.

The table below sets forth the selected financial data for the periods indicated, derived from our financial statements.  The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data.”

Statement of Operations Data:	Year Ended December 31, 2002	Inception to December 31, 2001	Inception to December 31, 2002

Revenues:
Interest income	$0	$0	$0

Costs and expenses:
General and administrative expenses	0	(171)	(171)

Income (loss) from operations	$0	$(171)	$(171)

Balance Sheet Data:	Year Ended December 31, 2002	Year Ended December 31, 2001

Assets:
Cash	$49,829	$49,289
Deferred registration costs	371,728	136,070
	$421,557	$185,899

Liabilities and members’ equity:
Accounts payable and accrued expenses	$0	$0
Members’ equity	421,557	185,899
	$421,557	$185,899

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, codified at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,”  “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology.  Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by regulatory authorities; competition we faces or may face in the future; our ability to continue to raise proceeds from our offering of membership units; our ability to identify investments the risk of default by our borrowers; our dependence on key employees; potential fluctuations in our quarterly results; general economic and business conditions and other factors detailed from time to time in the our reports filed with the Securities and Exchange Commission.

OVERVIEW

We were formed on February 16, 2001 and, as of December 31, 2002, have not commenced our business operations.  In addition, we will not commence our business operations until we have raised the minimum offering amount of $1,500,000 pursuant to our registered offering of membership units.  Accordingly, we have no significant assets, no operating history and no current sources of financing.

During the next 12 months, if we sell the minimum offering amount of $1,500,000, we plan to invest in mortgage loans where our collateral is secured by real property located in the United States.  We may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States.  Once we have raised the minimum offering amount of $1,500,000, our manager will select mortgage loans for us, and will also assist us by obtaining, processing and managing these loans.  We believe that we will have an adequate number of opportunities to invest in mortgage loans when our escrow ends.

During the next 12 months, our manager will pay the initial registration and organization costs we incur, including accounting, legal and administrative expenses and fees.  We therefore do not anticipate needing additional funds to satisfy our cash requirements during this period.  If we are unable to raise the minimum offering amount of $1,500,000, our manager will fully absorb all costs incurred on our behalf.  Assuming we sell the minimum number of units and escrow is broken, our manager will pay for the administrative expenses we incur.

We do not anticipate hiring any employees, acquiring any fixed assets such as office equipment or furniture or incurring material office expenses during the next 12 months because we will be utilizing our manager’s personnel and office equipment.  We will not pay our manager any overhead or other compensation for providing us with its personnel and equipment.  We have not committed ourselves to make any acquisitions, and have not entered into any arrangements or other transactions other than for the compensation to be paid to our manager and its affiliates.  We do not intend to incur any indebtedness at the commencement of our operations, although we do intend to establish a line of credit for future use.

RISK FACTORS

The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations.

Risks Related to an Investment in USA Capital First Trust Deed Fund, LLC

We were organized as a Nevada limited-liability company on February 16, 2001.  Due to our recent organization and the need to raise the minimum offering amount of $1,500,000 prior to beginning our business operations, we have no operating history.  Further, since our manager has only been organized since January 18, 2001, our manager has a limited operating history as well.  In terms of selecting mortgage loan investments, our manager will rely upon certain investment objectives and policies that may result in the investment in mortgage loans that underperform due to inadequate loan-to-value ratios, lack of understanding of local real estate markets in other areas, lack of mortgage insurance, properties that are difficult to determine appropriate value, such as leasehold interests, or inadequate loan diversification within our loan portfolio.  Further, notwithstanding our investment criteria, since our mortgage loans require payments of interest only during the loan term and a large “balloon” payment of principal at the end of the loan term, we risk that the borrower will not be able to make such payment and default on the loan.

With respect to our management, we rely entirely on our manager and its management team, Thomas A. Hantges, Joseph D. Milanowski and Paul S. Hamilton, for the day-to-day management of our business and the selection of our loans.  In fact, our manager has the ability to revise our investment policies and strategies without the prior approval of investors.  Further, since our manager and its affiliates will receive substantial fees in performing services in this offering and in conducting our operations, our manager will face conflicts of interest that may adversely impact our financial results.  These conflicts of interest include the compensation payable to our manager and its affiliates without the benefit of arm’s-length negotiation and the ability of our manager and its affiliates to devote time to other business affairs.

Any borrowing by us under a line of credit will require us to comply with, among other things, debt service requirements and debt covenants require that we pledge our mortgage loans as collateral, and, as a result, increase the risks related to your investment.  In addition, the debt service associated with such a line of credit will restrict our ability to make distributions to investors.

Risks Related to Our Membership Units

There is no public trading market for our membership units, and we do not expect one to ever develop.  Further, the transfer and redemption of our membership units are restricted by our operating agreement and the ability of our manager to withhold its consent with respect to a proposed transfer of membership units.  Consequently, investors should expect to hold their units for an indefinite period of time and will have a difficult time trying to obtain cash for their membership units.

Although we will provide investors with preferred returns, the preferred returns are “preferred” in that the returns are contractual rights to receive the relevant preferred return before we can make any other distributions to members.  As a result, there is no assurance that we will generate sufficient cash flow from our operations to fund the payment of the preferred returns to investors on a monthly basis, if at all.  Further, since the preferred return payable to an investor is fixed as of the acceptance of the investor’s subscription for our membership units and remains constant during the relative holding period for the units, the preferred returns actually paid to an investor may exceed or be less than the preferred returns paid to other investors of the same class.

Risks Related to the Offering

Although we propose to make or purchase mortgage loans, we have not identified any specific loans to invest in at this time.  Consequently, there may be a substantial period of time before our manager invests the proceeds of our offering, during which investors will not receive any distributions on their investment.  In addition, until we have sold $100 million of membership units pursuant to our offering, we will not be subject to any borrower diversification restrictions other than the limitation that a single loan cannot exceed $20 million.  Accordingly, if we do not raise the maximum offering amount for our offering, we will not be able to diversify our mortgage loan portfolio.

Risks Related to the Industry

Due to the nature of our business, our profitability will depend to a large degree upon the future availability of secured loans.  As mortgage lending is a highly competitive business, we will compete with our manager, its affiliates, institutional lenders and others engaged in the mortgage lending business, some of whom have greater financial resources and experience than we do.  Further, since states have differing regulations and rules that govern the activities of lenders who make loans to borrowers within that state, our failure to comply with all such regulations and rules in any particular state may impact our ability to fund or enforce our loans in that state.

Risks Particular to Development and Construction Loans

Since we may invest a substantial portion of our assets in loans made for the development or construction of residential and commercial property, we will be indirectly subject to the risks particular to construction loans.  These risks include the competition in the residential and commercial market, the adverse effects of increases in interest rates, the failure of a borrower to obtain the necessary entitlements from local, state and federal governmental and quasi-governmental agencies and the failure of a borrower to complete a development.

Risks Related to an Investment in Real Estate

Although we will not be investing directly in real estate, we will be indirectly subject to the risks related to real estate such as the illiquidity of real estate as an investment, the potential contamination of real estate with toxic or hazardous substances and the impact of cyclical economic trends on real estate.  Further, even though our manager will arrange for comprehensive title, fire and casualty insurance on improved properties securing our loans and may arrange for earthquake insurance depending upon the relevant circumstances, there are certain types of losses that are either uninsurable or not economically insurable, such as losses resulting from acts of terrorism, war, earthquakes, floods, mudslides, acts of God or other similar events.

Federal Income Tax Risks

If we do not remain qualified as a partnership for federal income tax purposes, we will be subject to the payment of tax on our income at corporate rates, which will reduce the amount of funds available for payment of distributions to you and may change the tax treatment of such distributions.  Further, in the event we allocate income to investors, but do not distribute sufficient cash to pay the associated taxes, investors will be required to pay such associated taxes themselves without receiving a distribution of cash from us to pay such taxes.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, codified at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,”

“designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology.  Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to, the following:  changes in interest rates; changes in the real estate development market; changes in general economic and business conditions; and other factors detailed from time to time in the our reports filed with the Commission.

Since we propose to make investments in mortgage loans and make distributions of preferred returns to our members, we will be exposed to market risk related primarily to changes in interest rates.  The exposure to interest rate risk relates to the relationship between the interests rates earned from our mortgage loans and the preferred returns payable to our investors.  Generally, we will make mortgage loans that will have an initial term of between one and three years and we will provide investors with fixed preferred returns over the course of the investors’ relevant holding period.  We rely upon our management to adapt to prevailing interest rates by adjusting the interest rates we charge on our mortgage loan investments and the preferred returns we agree to pay to our investors.  Since the rates we earn from our mortgage loan investments and the preferred returns we agree to pay to our investors are fixed through the relevant term of the mortgage loan or the holding period of an investment, our exposure to changes in interest rates is minimized.  However, although we have the ability to adjust the preferred returns payable to our investors in light of the interest rates we charge on our mortgage loans, the changes in interest rates and other market conditions, we may be faced with the situation where the actual interest rates earned on our mortgage loans fall below the preferred returns payable to investors.  This situation would occur if we agree to pay to our investors preferred returns that exceed the interest rates on our mortgage loans.  To the extent that the interest rates earned on our mortgage loans are less than the preferred returns payable to investors, we may not have sufficient cash available for distribution to satisfy the preferred returns payable to investors.

In addition, as of December 31, 2002, we have not incurred any indebtedness, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

USA CAPITAL FIRST TRUST DEED FUND, LLC

REPORT OF INDEPENDENT ACCOUNTANT

To Management
USA Capital First Trust Deed Fund, LLC
Las Vegas, Nevada

We have audited the accompanying balance sheets of USA Capital First Trust Deed Fund, LLC (a company in the development stage) as of December 31, 2002 and the related statements of operations, members’ equity and cash flows for the year then ended and the periods of February 16, 2001 (inception) to December 31, 2001 and February 16, 2001 (inception) to December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Capital First Trust Deed Fund, LLC as of December 31, 2002, and the results of its operations and its cash flows for the periods of February 16, 2001 (inception) to December 31, 2001 and February 16, 2001 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada

February 19, 2003

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	December 31,
	2002	2001
ASSETS

Current assets:
Cash	$49,829	$49,829
Total current assets	49,829	49,829

Other assets:
Deferred registration costs	371,728	136,070
Total other assets	371,728	136,070

	$421,557	$185,899
LIABILITIES and MEMBERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$—
Total current liabilities	—	—

Members’ equity	421,557	185,899
	$421,557	$185,899

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATION

Year ended December 31, 2002 and the periods of
February 16, 2001 (inception) to December 31, 2001 and
February 16, 2001 (inception) to December 31, 2002

	2002	Inception to December 31, 2001	Inception to December 31, 2001
Revenues:
Interest income	$—	$—	$—

General and administrative expenses	—	(171)	(171)

(Loss) from operations	—	(171)	(171)

Other income (expenses):
Interest (expense)	—	—	—
	—	—	—

Net (loss)	$—	$(171)	$(171)

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN MEMBERS’ EQUITY

Year ended December 31, 2002 and the periods of
February 16, 2001 (inception) to December 31, 2001 and
February 16, 2001 (inception) to December 31, 2002

	Year ended December 31, 2002	Inception to December 31, 2001	`	Inception to December 31, 2002

Beginning balance	$185,899	$—		$—

Capital contributions	235,658	186,070		421,728

Net (loss)	—	(171)		(171)

Distributions	—	—		—

Ending Balance	$421,557	$185,899		$421,557

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

Year ended December 31, 2002 and the periods of
February 16, 2001 (inception) to December 31, 2001 and
February 16, 2001 (inception) to December 31, 2002

	Year ended December 31, 2002	Inception to December 31, 2001	Inception to December 31, 2002

Cash flows from operating activities:
Interest received	$—	$—	$—
Cash paid to vendors	(235,658)	(136,241)	(371,899)
Net cash (used in) operating activities	(235,658)	(136,241)	(371,899)

Cash flows from investing activities:
	—	—	—
Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Capital contributions	235,658	186,070	421,728
Net cash provided by financing activities	235,658	186,070	421,728

Increase in cash	—	49,829	49,829

Cash, beginning of period	49,829	—	—

Cash, end of period	$49,829	$49,829	$49,829

The following is a reconciliation of net income (loss) to net cash provided by operations:

Net (loss)	$—	$(171)	$(171)

Adjustments to reconcile net (loss) to net provided by operating activities:
(Increase) in deferred registration costs	(235,658)	(136,070)	(371,728)
Net cash (used in) operating activities	$49,829	$49,829	$49,829

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1.   Nature of business and summary of significant accounting policies

The summary of significant accounting policies is presented to assist in the understanding of the financial statements.  The financial statements and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of business

USA Capital First Trust Deed Fund, LLC (a development stage company) was organized February 16, 2001 as a Nevada limited liability company. The Company has been organized for the purpose of making or purchasing entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located primarily in the United States of America.  The loans will not be insured or guaranteed by any governmental agency or private mortgage insurance company.

Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Summary of accounting policies

Income taxes

Under the laws pertaining to federal income taxation, limited liability companies are treated as partnerships.  Accordingly, no federal income tax is paid by the Company.  Each individual member reports on his/her federal income tax return his/her distributive share of  the Company’s income, gains, losses, deductions and credits, regardless of whether or not any actual distribution is made during the year.

Fair value of financial instruments

The carrying amounts of financial instruments including cash, deferred registration costs and accounts payable and accrued expenses approximate their fair value because of their short maturity.

Comprehensive income

There is no difference or reconciling items between net income and comprehensive income for the year ended December 31, 2002 and the periods of February 16, 2001 (inception) to December 31, 2001 and February 16, 2001 (inception) to December 31, 2002.

Note 2.   Initial capitalization

In addition to the payment of organization and deferred registration costs, USA Capital Realty Advisors, LLC, invested $50,000 in capital.  USA Capital Realty Advisors, LLC is the manager of the Company.

Note 3.   Deferred registration costs

The Company’s manager, USA Capital Realty Advisors, LLC, is paying all syndication and offering costs.  Offering costs represents the costs associated with the preparation of an offering circular and related costs thereto with the intent of raising capital for the commencement of operations of the Company.  During the year ended December 31, 2002 and the period of February 16, 2001 (inception) to December 31, 2001, approximately $235,700 and $136,000, respectively, of such expenses were incurred.  If the offering is successful, the deferred registration costs will be charged against the members’ equity of USA Capital Realty Advisors, LLC.  If the offering is not successful, the deferred registration costs will be charged to expense.

Note 4. Related party transactions

As mentioned in Note 2, USA Capital Realty Advisors, LLC is responsible for funding the organization and deferred registration costs.  These costs are being contributed by the manager as additional paid in capital without any additional ownership interest in the Company.

Note 5. Financial statement presentation

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.  The reclassification has no impact on the net equity or (loss) from operations.

REPORT OF INDEPENDENT ACCOUNTANT

To Management

USA Capital Realty Advisors, LLC

Las Vegas, Nevada

We have audited the accompanying balance sheet of USA Capital Realty Advisors, LLC as of December 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation.  We believe that our audits of the balance sheets provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of USA Capital Realty Advisors, LLC as of December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada

February 27, 2003

USA CAPITAL REALTY ADVISORS, LLC

BALANCE SHEET

	December 31,
	2002	2001
ASSETS

Current assets:
Cash	$41,582	$47,426
Total current assets	41,582	47,426

Other assets:
Due from related parties	228,939	—
Investments	464,479	293,073

	$735,000	$340,499

LIABILITIES and MEMBERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$76,423	$17,048
Due from related parties	322,883	235,707
Total current liabilities	399,306	252,755

Members’ equity	335,694	87,744
	$735,000	$340,499

See Notes to Financial Statements.

USA CAPITAL REALTY ADVISORS, LLC

NOTES TO BALANCE SHEET

Note 1.   Nature of business and summary of significant accounting policies

The summary of significant accounting policies is presented to assist in the understanding of the balance sheets.  The balance sheets and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the balance sheets.

Nature of Business

USA Capital Realty Advisors, LLC (the Company) was organized January 18, 2001 as an advisor for real estate transactions.  The Company also acts as the manager for USA Capital Diversified Trust Deed Fund, LLC and USA Capital First Trust Deed Fund, LLC.  The Company is considered to be a successor in interest to the original advisor and manager activities performed by USA Capital Realty Advisors (an S corporation) that was dissolved January 18, 2001.

Basis of presentation

The accompanying balance sheets (parent company only) report all investments on the equity method and are not consolidated.  The balance sheets are designed to reflect the assets, liabilities and operations of the “parent company” and not the consolidated operations of the “parent company” and its subsidiaries.

Estimates

The preparation of the balance sheet in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of the balance sheet.  Actual results could differ from those estimates.

Summary of accounting policies

Income Taxes

Under the laws pertaining to federal income taxation, limited liability companies are treated as partnerships.  Accordingly, no federal income tax is paid by the Company.  Each individual member reports on his/her federal income tax return his/her distributive share of the Company’s income, gains, losses, deductions and credits, regardless of whether or not any actual distribution is made during the year.

Fair value of financial instruments

The carrying amounts of financial instruments including cash, amounts due from related parties, accounts payable and accrued expenses and due to related parties approximate their fair value because of their short maturities.

Revenue recognition

Revenue is recognized as services are performed and billed.

Comprehensive income

There is no difference or reconciling items between net income and comprehensive income for the year ended December 31, 2002 and the period of January 18, 2001 (inception) through December 31, 2001.

Investments

As stated above, all investments are reported on the equity method.  Under the equity method, the original investment is increased by the Company’s share of earnings and any additional advances and is decreased by the Company’s share of losses and any distributions.

Note 2.  Related party transactions

The Company owns units in and acts as manager of both USA Capital Diversified Trust Deed Fund, LLC and USA Capital First Trust Deed Fund, LLC.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States.  As of December 31, 2002, the Company invested $50,000 in capital and paid approximately $57,200 of registration costs as additional paid in capital.  During the year ended December 31, 2002 and the period of January 18, 2001 (inception) and December 31, 2001, the Company received approximately $275,600 and $132,600, respectively, as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC.  At December 31, 2002, the Company has approximately $229,000 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC which is included in the account due from related parties.

USA Capital First Trust Deed Fund, LLC is a limited liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States of America.  The Company invested $50,000 in capital, and during the year ended December 31, 2002 and the period of January 18, 2001 (inception) and December 31, 2001, paid approximately $235,700 and $136,000, respectively, of registration costs as additional paid in capital.

During the year ended December 31, 2002, the Company paid approximately $18,500 of registration costs on behalf of USA Securities, LLC, a limited liability company related by common control.

USA Investment Partners, LLC is a limited liability company and is the sole member and manager for the Company.  During the year ended December 31, 2002, approximately $235,700 of amounts due to various related parties were consolidated and transferred to USA Investment Partners, LLC.  Additionally, USA Investment Partners, LLC advanced funds of approximately $87,200 for certain expenses and investments which is included in amounts due to related parties.

Note 2.  Investments

Investments consist of:

	Member interest in USA Capital Diversified Trust Deed Fund, LLC	Member interest in USA Capital First Trust Deed Fund, LLC	Total

Balance at January 18, 2001	$—	$—	$—

Contributions	102,374	186,070	288,444

Interest in earnings (loss)	10,903	(171)	10,732

Distributions	(6,103)	—	(6,103)

Balance December 31, 2001	107,174	185,899	293,073

Contributions	4,800	235,658	240,458

Interest in earnings (loss)	(63,082)	—	(63,082)

Distributions	(5,970)	—	(5,970)

Balance December 31, 2002	$42,922	$421,557	$464,479

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

We do not have any directors or executive officers.  In lieu of our own management, we are managed by USA Capital Realty Advisors, LLC.  USA Capital Realty Advisors, LLC is managed by USA Investment Partners, LLC, which is managed by USA Commercial Mortgage Company, doing business as USA Capital.  USA Commercial Mortgage Company is controlled by Thomas A. Hantges, Joseph D. Milanowski, Paul S. Hamilton and Eugene L. Buckley and beneficially owned 91.4% by Thomas A. Hantges, Joseph D. Milanowski and Paul S. Hamilton.

The following shall provide information with respect to our manager and the individuals that indirectly control our manager.

USA CAPITAL REALTY ADVISORS, LLC

USA Capital Realty Advisors, LLC was organized on January 18, 2001 as a Nevada limited-liability company.  USA Capital Realty Advisors, LLC manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business.  These duties include dealings with investors, accounting, tax and legal matters, communications and filings with regulatory agencies and all other necessary management and operational duties.  In addition, our manager has primary responsibility for the initial selection, evaluation and negotiation of our mortgage loans and will determine our investment policies and strategies in accordance with the section entitled “Investment Objectives and Policies.”  These investment objectives and policies may be changed by our manager without the consent of investors.  Our manager will not have employees or physical facilities that are independent of USA Commercial Mortgage Company.

USA Commercial Mortgage Company

USA Commercial Mortgage Company, as the manager of USA Investment Partners, LLC, which is the manager of USA Capital Realty Advisors, LLC, will indirectly control our operations.  Similarly, by virtue of their controlling ownership interest in and management control of USA Commercial Mortgage Company, Thomas A. Hantges, Joseph D. Milanowski, Paul S. Hamilton and Eugene L. Buckley will be responsible for our management.

The directors and executive officers of USA Commercial Mortgage Company are as follows:

NAME	AGE	TITLE
Thomas A. Hantges	50	Chairman of the Board and Chief Executive Officer
Joseph D. Milanowski	41	President, Chief Operating Officer and Director
Paul S. Hamilton	31	Managing Director
Eugene L. Buckley	69	Director

The principal occupation and business experience for each of USA Commercial Mortgage Company’s officers and directors, for at least the last five years, are as follows:

Thomas A. Hantges.  Since 1997, Mr. Hantges has been Chairman and Chief Executive Officer of USA Commercial Mortgage Company.  Mr. Hantges is a Chartered Financial Analyst.  He has lived in Las Vegas since 1967, obtaining both his BA and MBA from the University of Nevada Las Vegas.  He is the founder of USA Commercial Mortgage Company, a licensed mortgage company that specializes in the placement of trust deed investments on behalf of its investors.  Since 1990, USA Commercial Mortgage Company has funded approximately $656 million dollars in acquisition, development and construction loans on behalf of private investors.  Mr. Hantges has more than 20 years of experience in the financial and securities industries.  Since 1990, Mr. Hantges has also developed single-family lots, single-family and multi-family residences and commercial subdivisions in Southern and Northern Nevada.

Joseph D. Milanowski.  Since 1998, Mr. Milanowski has been President and Chief Operating Officer of USA Commercial Mortgage Company.  Mr. Milanowski is a Chartered Financial Analyst.  He has lived in Las Vegas since 1988 and has been associated with USA Commercial Mortgage Company since 1993.  He is primarily responsible for much of the underwriting and servicing for USA Commercial Mortgage Company.  During his tenure with USA Commercial Mortgage Company and its affiliates, some of his primary responsibilities have included securities research for the gaming industry, real estate investment analysis and investment banking services for various investors.  Mr. Milanowski obtained his BA in Economics from the University of Michigan and his MBA in finance from the University of Arizona.

Paul S. Hamilton.  Mr. Hamilton has served as the Managing Director of USA Commercial Mortgage Company since 2000 and previously served as the Senior Investment Advisor of USA Commercial Mortgage Company since 1999.  Mr. Hamilton attended the University of Nevada Las Vegas with majors in both Business and Political Science.  Mr. Hamilton has been associated with USA Commercial Mortgage Company since 1995.  During his tenure with USA Commercial Mortgage Company, Mr. Hamilton has engaged in the acquisition, sale, lease and analysis of commercial real estate projects.  In addition, he is involved in account management and the underwriting of both short-term and permanent loans.

Eugene L. Buckley.   Mr. Buckley joined the board of directors of USA Commercial Mortgage Company in March 2001.  Mr. Buckley is a former naval aviator and has extensive experience in real estate as an investor.  For nearly 40 years, Mr. Buckley has purchased, improved, operated and developed real property located in California, Nevada and Arizona.  Since the early 1970’s, Mr. Buckley has been self-employed as a real estate investor and developer.

LEGAL PROCEEDINGS INVOLVING OUR MANAGER AND ITS MANAGEMENT TEAM

Although we have not been involved in any legal proceedings, there have been three legal proceedings involving our manager and certain members of our manager’s management team, one involving civil action filed by the United States Securities and Exchange Commission in March 1998, a consent agreement with the Nevada Securities Division in May 2000 and a complaint filed by a third party on March 29, 2001 in the United States District Court, District of Nevada.

In March 1998, Thomas A. Hantges was named as a defendant in a civil action brought by the United States Securities and Exchange Commission in the United States District Court for the Southern District of New York.  Although in its findings on a motion for a preliminary injunction the court concluded that the Commission had established a substantial likelihood of success in proving that Mr. Hantges had violated the registration requirements of the Securities Act, the court determined that Mr. Hantges was not likely to engage in similar violations of the Securities Act in the future.  Accordingly, the preliminary injunction entered by the court against some of the defendants in the action, was not entered against Mr. Hantges. There has been no further action involving Mr. Hantges with respect to this matter.

In May 2000, USA Capital Realty Advisors, a Nevada corporation, and USA Commercial Mortgage Company entered into a consent agreement with the Nevada Securities Division, in connection with the sale of undivided interests in a promissory note issued by two unaffiliated limited-liability companies.  The staff of the Nevada Securities Division believed the sales of the interests in the promissory note violated the registration requirements of the Nevada Uniform Securities Act.  Under the

terms of the consent agreement, USA Capital Realty Advisors and USA Commercial Mortgage Company agreed to comply in the future with all provisions of the Nevada Uniform Securities Act and the rules promulgated thereunder, to submit quarterly reports to the Nevada Securities Division advising as to the status of the repayment of the principal and interest under the promissory note in question and to pay a fine of $25,000.  The promissory note was subsequently paid in full.  No further action has been taken on this matter.

On March 29, 2001, a group of plaintiffs involved in certain financings brokered by USA Commercial Mortgage Company filed a complaint in the United States District Court, District of Nevada, against USA Capital Diversified Trust Deed Fund, USA Commercial Mortgage Company, Thomas A. Hantges, Joseph D. Milanowski and certain other affiliated parties and investors.  In their complaint, the plaintiffs alleged that several loans arranged by USA Commercial Mortgage Company and the sale of some securities by an affiliate of USA Commercial Mortgage Company constituted violations of the state and federal Racketeer Influenced and Corrupt Organization Acts, and state and federal securities law.  In addition, the plaintiffs alleged intentional and negligent misrepresentation, breach of contract and the implied covenant of good faith and fair dealing, intentional interference with contractual relations, defamation and other torts.  The plaintiffs are seeking unspecified compensatory, punitive and treble damages, in addition to costs and certain equitable relief, including equitable subordination.  In addition to the complaint filed in United States District Court, District of Nevada, the plaintiffs initiated a related adversary proceeding in United States Bankruptcy Court for the District of Nevada and two related actions in Nevada state court.  All of the actions have been subsequently consolidated in the United States District Court, District of Nevada.  In addition, pursuant to a stipulation and order of dismissal filed on September 21, 2001, the claims based on state and federal securities fraud were dismissed with prejudice.

As a result of the Court’s ruling on of the plaintiffs’ claims related to the federal Racketeer Influenced and Corrupt Organization Act, the plaintiffs filed on April 26, 2002 their second amended complaint that generally contained the same allegations as in the original complaint.  In response, the defendants moved on May 10, 2002 to dismiss certain of the claims based on a release signed by two of the plaintiffs and moved on May 22, 2002 to dismiss the claims for equitable subordination for lack of standing.  The Court has not yet ruled on the defendants’ motions.  In addition, the defendants intend to file additional motions with respect to the allegations in the second amended complaint.  In connection with the plaintiffs’ request to amend the complaint once again, the Court ruled on the defendants’ September 6, 2001 motion for partial summary judgment and request for declaration that the plaintiffs’ allegations of fraud in the sale of securities are not predicate acts for purposes of supporting a claim under the federal Racketeer Influenced and Corrupt Organization Act.  The Court ruled that the plaintiffs have eliminated or will eliminate allegations of fraud in the sale of securities that are not predicate acts for purposes of civil claims based on the state and federal Racketeer Influenced and Corrupt Organization Acts.  The Court allowed the amendment, ordering the plaintiffs to identify with specificity each claim for which each particular plaintiff claims relief and to identify with specificity to which specific defendant an allegation is directed.  As of February 12, 2003, the plaintiffs have not yet filed their amended complaint.

The parties are currently arguing motions and proceeding with discovery.  USA Commercial Mortgage Company, as well as Messrs. Hantges and Milanowski, have advised us that they intend to vigorously defend against all remaining allegations on behalf of themselves and all defendants.

ITEM 11.                      EXECUTIVE COMPENSATION.

Since our operations are managed by our manager and its management team, we do not have separate management or any executive officers.  Accordingly, in lieu of providing compensation to our own management, we have agreed to various arrangements with our manager and its affiliates with respect to the services to be performed in conjunction with our offering and the management of our operations.  These arrangements will result in the payment of substantial fees and expenses by us and by third parties to our manager and its affiliates.  For additional information, see “Certain Relationships and Related Transactions - Compensation, Fees and Reimbursements to Our Manager and Its Affiliates.”

Due to the discussion of the compensation, fees and reimbursements payable to our manager and its affiliates contained herein, we will not pay any compensation nor issue any options, stock appreciation rights or other derivative securities with respect to our membership units.  In addition, since we are a limited-liability company and not a corporation and since our membership units are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, we have not included a compensation committee report or a performance graph.

EXECUTIVE COMPENSATION OF USA COMMERCIAL MORTGAGE COMPANY

We do not provide any compensation to Thomas A. Hantges, Joseph D. Milanowski, Paul S. Hamilton or Eugene L. Buckley, the members of our manager’s management team.  Messrs. Hantges, Milanowski and Hamilton are compensated by USA Commercial Mortgage Company in their capacities as officers and stockholders of USA Commercial Mortgage Company.

The following information shall provide certain information related to the compensation of Messrs. Hantges, Milanowski and Hamilton by USA Commercial Mortgage Company during the fiscal years ended December 31, 2002, 2001 and 2000.  In accordance with the rules of the Commission, the payments described in this table do not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total payments reported for the executive officers.  The amounts represented under the first column entitled, “All Other Compensation,” reflect the amounts distributed to the relevant executive officer as a result of the executive officer’s equity ownership in USA Commercial Mortgage Company and its affiliates.  The amounts represented under the second column entitled, “All Other Compensation,” reflect the amounts paid to the relevant executive officer for services provided to USA Commercial Mortgage Company and its affiliates.

Name and Principal	Annual Compensation				All Other Compen-	All Other Compen-
Position	Year	Salary	Bonus	Other	sation(1)	sation(2)
Thomas A. Hantges,	2002	$293,404	$0	$0	$139,627	$0
Chief Executive Officer	2001	$251,726	$0	$0	$141,500	$0
and Chairman	2000	$5,880	$0	$0	$1,739,131	$70,000

Joseph D. Milanowski,	2002	$195,851	$0	$0	$93,085	$0
President and Chief	2001	$170,798	$0	$0	$94,333	$0
Operating Officer	2000	$8,145	$0	$0	$1,198,762	$0

Paul S. Hamilton,	2002	$446,787	$0	$0	$0	$4,292
Managing Director	2001	$310,080	$0	$0	$0	$23,167
	2000	$369,782	$0	$0	$112,770	$0

GRANTS, EXERCISES AND REPRICINGS OF OPTIONS/SARS IN THE LAST FISCAL YEAR

During the last fiscal year, USA Commercial Mortgage Company has not issued any options or stock appreciation rights to any of its executive officers.  In addition, there have not been any exercises or repricings of stock options or stock appreciation rights held by any of the executive officers of USA Commercial Mortgage Company.

COMPENSATION OF DIRECTORS OF USA COMMERCIAL MORTGAGE COMPANY

Our directors, whether employee directors or non-employee directors, do not receive an attendance fee or any other compensation in exchange for their participation on the board of directors of USA Commercial Mortgage Company.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth specified information with respect to the beneficial ownership of our units held by our manager and each person (or group of affiliated persons) who beneficially owns 5% or more of any class of our membership units as of March 1, 2003.  Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to our units.  As of March 1, 2003, we had issued and outstanding only 10 Class D membership units and had not issued any Class A, Class B or Class membership units.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
USA Capital Realty Advisors, LLC 4484 South Pecos Road Las Vegas, Nevada 89121	10 Class D membership units	100.0%

As a result of the indirect managerial and ownership control of Thomas A. Hantges, Joseph D. Milanowski and Paul S. Hamilton over USA Capital Realty Advisors, LLC, Messrs. Hantges, Milanowski and Hamilton indirectly share voting power with respect to the 10 Class D membership units held by our manager.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As previously discussed, we do not have our own separate management or any executive officers.  In lieu of our own management, we have agreed to various arrangements with USA Capital Realty Advisors, LLC, our manager, and its affiliates with respect to the services to be performed in conjunction with our offering and the management of our operations.  These arrangements will result in the payment of substantial fees and expenses by us and by third parties to our manager and its affiliates.

Our manager is indirectly controlled by Thomas A. Hantges, Joseph D. Milanowski and Paul S. Hamilton.  In addition, Messrs. Hantges, Milanowski and Hamilton control our manager’s affiliates.  The following organizational chart summarizes the ownership of our manager and its affiliates as of March 1, 2003, where the solid lines reflect ownership interests and the dotted lines reflect management control.

[CHART]

This organizational chart is meant only to provide a summary of the relationships involving our manager and its affiliates and is not exhaustive.  The ownership percentage for USA Capital First Trust Deed Fund assumes the placement of the maximum number of membership units pursuant to our offering.  Further, although Red Granite, LLC is not affiliated with us, Red Granite, LLC is owned by the spouse of Thomas A. Hantges as her sole and separate property.  Mr. Hantges disclaims any beneficial ownership or control over the shares of common stock of USA Commercial Mortgage Company held by Red Granite, LLC.

COMPENSATION, FEES AND REIMBURSEMENTS TO OUR MANAGER AND ITS AFFILIATES

We have agreed to various arrangements with our manager and its affiliates with respect to the services to be performed in conjunction with our offering and the management of our operations.  These arrangements will result in the payment of substantial fees and expenses by us and by third parties to our manager and its affiliates.

The fees payable by us to our manager and its affiliates include:

•                                          Asset management and loan servicing fee to our manager equal to 1.5% per annum of our assets under management and payable monthly at a rate of 0.125% of our assets under management;

•                                          Real estate commissions to USA Commercial Real Estate Group upon resale of any property acquired by us through foreclosure; and

•                                          Early termination fee to our manager equal to 1.5% per annum of our assets under management if our manager is removed for any reason.

The fees payable to our manager and its affiliates by third parties include:

•                                          Loan brokerage fee to USA Commercial Mortgage Company payable by the relevant borrower and ranging from 2% to 5% per annum of the original principal amount of the mortgage loan;

•                                          Reimbursement of legal fees, reconveyance fees, demand fees, copy fees and messenger service fees incurred by USA Commercial Mortgage Company by the relevant borrower;

•                                          Early withdrawal fee by an investor who is permitted to withdraw as a member prior to the expiration of the member’s applicable holding period, where such fee shall equal 5% of such original investment amount and shall be allocated to our manager and us on a 75/25 basis; and

•                                          Placement fees to USA Securities, LLC by our manager equal to 1.25% of each membership unit sold pursuant to our offering.

There are no caps or ceilings on the total amount of the above fees, compensation, income, distributions or other payments that may be made to our manager or its affiliates.

As referred to above, assets under management mean our total capital, including cash, reserve funds, notes, real estate owned, accounts receivable, advances made to protect loan security and any of our other assets, valued at fair market value.  The asset management and loan-servicing fee will be paid on or before the 15th day of each calendar month with respect to assets under management as of the last day of the immediately preceding month.  There are no caps or ceilings on the total amount of the above fees, compensation, income, distributions or other payments that may be made to our manager or its affiliates.  For the minimum offering, we will pay the amounts owing to USA Commercial Mortgage Company upon the breaking of escrow.  Thereafter, we will pay their fees and expenses monthly in arrears.  Our manager may elect at any time to defer, without interest thereon, the monthly payment of fees owed by us.

For fees paid by third parties, our manager will make arrangements with the respective borrowers for our manager’s fees owing from those borrowers.  Our manager anticipates that borrowers will pay its compensation out of the proceeds of loans or upon closing the relevant transaction.

As of March 1, 2003, we have not conducted any significant operations that have given rise to the payment of any compensation, fees or reimbursements to our manager and its affiliates.

ADDITIONAL TRANSACTIONS WITH AFFILIATES

In addition to the fees and compensation payable to our manager and its affiliates, we may enter into additional transactions with our manager and its affiliates related to the purchase and sale of mortgage loans and real property.  Pursuant to our operating agreement, we may sell existing loans to our manager or its affiliates only if we receive net sales proceeds from such sale in an amount equal to the total unpaid principal balance, accrued interest and other charges owing under such loan.  Our manager is under no obligation to purchase any loans from us or to guarantee any payments under any of our loans.  However, we may purchase existing loans from our manager or its affiliates so long as, at the time of purchase, the borrower is not in default under the loan and no brokerage commissions or other compensation, such as premiums or discounts, are paid to our manager or its affiliates based upon such purchase, other than loan origination fees.

CONFLICTS OF INTEREST

The relationships with our manager and its affiliates will result in various conflicts of interest.  Our manager and its affiliates are engaged in business activities involving real estate lending and anticipate engaging in additional business activities in the future that may be competitive with us.  Our manager and its affiliates will exercise their fiduciary duties to us and to you in a manner they believe will preserve and protect your rights as an investor.  Additionally, our operating agreement contains provisions that limit our ability to enter into transactions with our manager and its affiliates.

The material conflicts of interest that may arise in the course of the management and operation of our business by our manager include:

•                                          The adverse effect on the interest rate we can expect on a mortgage loan if our manager elects to charge higher loan brokerage fees;

•                                          The need for our manager to allocate its time, services and functions between us and its existing and future business interests;

•                                          The competing interests if we elect to sell a default loan or foreclosed real property to an affiliate; and

•                                          The absence of a “due diligence” investigation of the statements made in our prospectus as our placement agent is affiliated with our manager.

The foregoing list of potential conflicts of interest reflects our current understanding of the existing or potential conflicts of interest.  We cannot assure you that other conflicts of interest will not arise in the future.  Aside from acting in accordance with our fiduciary duties to you and to USA Capital First Trust Deed Fund, we have no established procedures for addressing potential conflicts of interest.

ITEM 14.                      CONTROLS AND PROCEDURES.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Based on its evaluation as of a date within 90 days of the filing date of this Form 10-K, our manager has concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	List the following documents filed as part of the report:

	(1)	All financial statements.

	Report	The following financial statements of USA Capital First Trust Deed Fund, LLC are included in Item 8 of this Annual on Form 10-K:

Balance Sheet;

Statements of Operations;

Statement of Changes in Members’ Equity; and

Statements of Cash Flow.

	Form	The following financial statement of USA Capital Realty Advisors, LLC is included in Item 8 of this Annual Report on 10-K:

Balance Sheet.

	(2)	Financial Statement Schedules.

None.

	(3)	Exhibit Index.

See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-K, where said Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Capital First Trust Deed Fund, LLC

By:	USA Capital Realty Advisors, LLC, its sole manager

	By:	USA Investment Partners, LLC, its sole manager

		By:	USA Commercial Mortgage Company, its sole manager

			By:	/s/ Joseph D. Milanowski
Joseph D. Milanowski
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Thomas A. Hantges	Director and Chief Executive Officer	March 25, 2003
Thomas A. Hantges	(Principal Executive Officer) of USA Commercial Mortgage Company, the manager of USA Investment Partners, LLC, the manager of USA Capital Realty Advisors, LLC

/s/ Joseph D. Milanowski	Director, President and Chief Operating Officer	March 25, 2003
Joseph D. Milanowski	(Principal Financial and Accounting Officer) of USA Commercial Mortgage Company, the manager of USA Investment Partners, LLC, the manager of USA Capital Realty Advisors, LLC

CERTIFICATIONS

I, Thomas A. Hantges, certify that:

1.             I have reviewed this annual report on Form 10-K of USA Capital First Trust Deed Fund, LLC, a Nevada limited-liability company;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003	/s/ Thomas A. Hantges
Thomas A. Hantges, Chief Executive Officer of USA Commercial Mortgage Company*

* Thomas A. Hantges functions as the equivalent of the chief executive officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

I, Joseph D. Milanowski, certify that:

1.             I have reviewed this annual report on Form 10-K of USA Capital First Trust Deed Fund, LLC, a Nevada limited-liability company;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003	/s/ Joseph D. Milanowski
Joseph D. Milanowski, President and Chief Operating Officer of USA Commercial Mortgage Company*

* Joseph D. Milanowski functions as the equivalent of the chief financial officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT NAME	Page

2.1	Form of Placement Agreement with USA Securities, LLC	**

3.1	Articles of Organization	*

3.2	Amended and Restated Operating Agreement	***

4.1	Form of Subscription Agreement and Power of Attorney	**

10.1	Form of Escrow Agreement	**

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	43

*	=	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-11, as filed with the Securities and Exchange Commission on April 23, 2001.

**	=	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11, as filed with the Securities and Exchange Commission on August 30, 2002.

***	=	Previously filed as Appendix A to the registrant’s form of prospectus filed with the Securities and Exchange Commission on November 12, 2002 pursuant to Rule 424(b)(4).