Form 10-Q
period 2003-03-31
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2003-05-20
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission file number:	333-59362

USA Capital First Trust Deed Fund, LLC

(Exact name of registrant as specified in its charter)

Nevada	88-0491003
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4484 South Pecos Road, Las Vegas, Nevada 89121
(Address of principal executive offices)	(Zip Code)

(702) 734-2400
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.  YES ☐ NO ☐

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

USA Capital First Trust Deed Fund, LLC

 (A Development Stage Company)

Balance Sheets

March 31, 2003 (Unaudited) and December 31, 2002

	(Unaudited)
	March 31, 2003	December 31, 2002

ASSETS

Current assets:
Cash	$49,829	$49,829
Total current assets	49,829	49,829

Other assets:
Deferred registration costs	462,959	371,728
Total Other Assets	462,959	371,728

	$512,788	$421,557

LIABILITIES and MEMBERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$—
Total current liabilities	—	—

Members’ equity	512,788	421,557
	$512,788	$421,557

See accompanying notes to financial statements.

USA Capital First Trust Deed Fund, LLC

 (A Development Stage Company)

Statements of Operations

Three months ended March 31, 2003 (Unaudited),

Three months ended March 31, 2002 (Unaudited),

(Inception) February 16, 2001 to March 31, 2003 (Unaudited)

	(Unaudited) March 31, 2003	(Unaudited) March 31, 2002	(Unaudited) Inception to to March 31, 2003

Revenues:	$—	$—	$—

General and administrative expenses	—	—	(171)

(Loss) from operations	—	—	(171)

Other income (expenses):	—	—	—

Net (loss)	$—	$—	$(171)

See accompanying notes to financial statements.

USA Capital First Trust Deed Fund, LLC

 (A Development Stage Company)

Statements of Changes in Members’ Equity

Three months ended March 31, 2003 (Unaudited),

Three months ended March 31, 2002 (Unaudited),

(Inception) February 16, 2001 to March 31, 2003 (Unaudited)

	(Unaudited) March 31, 2003	(Unaudited) March 31, 2002	(Unaudited) Inception to to March 31, 2003

Beginning balance	$421,557	$185,899	$—

Capital Contributions	91,231	24,188	512,959

Net (loss)	—	—	(171)

Distributions	—	—	—

Ending balance	$512,788	$210,087	$512,788

See accompanying notes to financial statements.

USA Capital First Trust Deed Fund, LLC

 (A Development Stage Company)

Statements of Cash Flows

Three months ended March 31, 2003 (Unaudited),

Three months ended March 31, 2002 (Unaudited),

(Inception) February 16, 2001 to March 31, 2003 (Unaudited)

	(Unaudited) March 31, 2003	(Unaudited) March 31, 2002	(Unaudited) Inception to to March 31, 2003

Cash flows from operating activities:
Interest received	$—	$—	$—
Cash paid to vendors	(91,231)	(24,188)	(371,899)
Net cash (used in) operating activities	(91,231)	(24,188)	(371,899)

Cash flows from investing activities:	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Capital Contributions	91,231	24,188	512,959
Net cash provided by financing activities	91,231	24,188	512,959

Increase in cash	—	—	49,829

Cash, beginning of period	49,829	49,829	—

Cash, end of period	$49,829	$49,829	$49,829

The following is a reconciliation of net income to net cash provided by operations:

Net (loss)	$—	$—	$(171)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
(Increase) in deferred registration costs	(91,231)	(24,188)	(462,959)
Net cash (used in) operating activities	$(91,231)	$(24,188)	$(462,959)

See accompanying notes to financial statements.

USA Capital First Trust Deed Fund, LLC

 (A Development Stage Company)

Notes to Financial Statements

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

Comprehensive income

There is no difference or reconciling items between net income and comprehensive income for the three months ended March 31, 2003 and 2002 and the period of February 16, 2001 (inception) to March 31, 2003.

Note 2.                      Deferred registration costs

The Company’s manager, USA Capital Realty Advisors, LLC, is paying all syndication and offering costs.  Offering costs represents the costs associated with the preparation of an offering circular and related costs thereto with the intent of raising capital for the commencement of operations of the Company.  During  the period of February 16, 2001 (inception) to December 31, 2002, approximately $371,700 of such expenses were incurred and during the three months ended March 31, 2003, approximately $91,200 of such expenses were incurred.  If the offering is successful, the deferred registration costs will be charged against the members’ equity of USA Capital Realty Advisors, LLC.  If the offering is not successful, the deferred registration costs will be charged to expense.

Note 3.                      Initial capitalization

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

USA Capital Realty Advisors, LLC

Balance Sheets

March 31, 2003 (Unaudited) and December 31, 2002

	(Unaudited)
	March 31, 2003	December 31, 2002

ASSETS

Current assets:
Cash	$81,603	$41,582
Total current assets	81,603	41,582

Other assets:
Due from related parties	103,493	228,939
Investments	568,727	464,479
	$672,220	$735,000

LIABILITIES and MEMBERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$188,524	$76,423
Due from related parties	186,047	322,883
Total current liabilities	374,571	399,306

Members’ equity	379,252	335,694
	$753,823	$735,000

See accompanying notes to balance sheet.

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

Summary of accounting policies

Cash and cash equivalents

At various times during the year, the Company maintained cash balances in excess of federally insured limits at financial institutions.

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

Note 2.  Related party transactions

The Company owns units in and acts as manager of both USA Capital Diversified Trust Deed Fund, LLC and USA Capital First Trust Deed Fund, LLC.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States.  As of March 31, 2003, the Company invested $50,000 in capital and paid approximately $70,200 of registration costs as additional paid in capital.  During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company received approximately $347,000 and $275,600, respectively, as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC.  At March 31, 2003, the Company has approximately $103,000 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC which is included in the account due from related parties.

USA Capital First Trust Deed Fund, LLC is a limited liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States of America.  The Company invested $50,000 in capital, and during the three months ended March 31, 2003 and the year ended December 31, 2002, paid approximately $91,000 and $235,700, respectively, of registration costs as additional paid in capital.

During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company paid approximately $87,900 and $18,500, respectively, of registration costs on behalf of USA Securities, LLC, a limited liability company related by common control.

USA Investment Partners, LLC is a limited liability company and is the sole member and manager for the Company.  During the year ended December 31, 2002, approximately $235,700 of amounts due to various related parties were consolidated and transferred to USA Investment Partners, LLC.

Additionally, USA Investment Partners, LLC advanced funds of approximately $87,200 for certain expenses and investments which is included in amounts due to related parties. During the three months ended March 31, 2003, repayments of approximately $136,800 were made.

Note 2.  Investments

Investments consist of:

	Member interest in USA Capital Diversified Trust Deed Fund, LLC	Member interest in USA Capital First Trust Deed Fund, LLC	Total

Balance at January 1, 2002	$107,174	$185,899	$293,073

Contributions	4,800	235,658	240,458

Interest in earnings (loss)	(63,082)	—	(63,082)

Distributions	(5,970)	—	(5,970)

Balance December 31, 2002	42,922	421,557	464,479

Contributions	13,017	91,231	104,248

Interest in earnings (loss)	—	—	—

Distributions	—	—	—

Balance March 31, 2003	$55,939	$512,788	$568,727

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by regulatory authorities; competition we face or may face in the future; our ability to continue to raise proceeds from our offering of membership units; our ability to identify investments; the risk of default by our borrowers; our dependence on key employees; potential fluctuations in our quarterly results; general economic and business conditions; and other factors detailed from time to time in the our reports filed with the Securities and Exchange Commission.

OVERVIEW

We were formed on February 16, 2001 and, as of March 31, 2003, have not commenced our business operations.  In addition, we will not commence our business operations until we have raised the minimum offering amount of $1,500,000 pursuant to our registered offering of membership units.  Accordingly, we have no significant assets, no operating history and no current sources of financing.

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

Since we may leverage our loan portfolio by obtaining a revolving credit facility, any borrowing by us under a line of credit will require us to comply with, among other things, debt service requirements and debt covenants that require we pledge our mortgage loans as collateral, and, as a result, increase the risks related to your investment.  In addition, the debt service associated with such a line of credit will restrict our ability to make distributions to investors.

Risks Related to Our Membership Units

There is no public trading market for our membership units, and we do not expect one to ever develop.  Further, the transfer and redemption of our membership units are restricted by our operating agreement and the ability of our manager to withhold its consent with respect to a proposed transfer of membership units.  Consequently, investors should expect to hold their membership units for an indefinite period of time and will have a difficult time trying to obtain cash for their membership units.

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

ITEM 3.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In addition, as of March 31, 2003, we have not incurred any indebtedness, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

ITEM 4.                           CONTROLS AND PROCEDURES.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Based on its evaluation as of a date within 90 days of the filing date of this Form 10-Q, our manager has concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There is no litigation currently pending or threatened against us.  However, there are two matters involving certain of our related parties, one involving a complaint filed on March 29, 2001 in the United States District Court, District of Nevada and another involving a complaint filed on July 11, 2002 in District Court, Clark County, Nevada.

On March 29, 2001, a group of plaintiffs involved in certain financings brokered by USA Commercial Mortgage Company filed a complaint in the United States District Court, District of Nevada, against USA Capital Diversified Trust Deed Fund, LLC, USA Commercial Mortgage Company, Thomas A. Hantges, Joseph D. Milanowski and certain other affiliated parties and investors.  In their complaint, the plaintiffs alleged that several loans arranged by USA Commercial Mortgage Company and the sale of some securities by an affiliate of USA Commercial Mortgage Company constituted violations of the state and federal Racketeer Influenced and Corrupt Organization Acts, and state and federal securities law.  In addition, the plaintiffs alleged intentional and negligent misrepresentation, breach of contract and the implied covenant of good faith and fair dealing, intentional interference with contractual relations, defamation and other torts.  The plaintiffs are seeking unspecified compensatory, punitive and treble damages, in addition to costs and certain equitable relief, including equitable subordination.  In addition to the complaint filed in United States District Court, District of Nevada, the plaintiffs initiated a related adversary proceeding in United States Bankruptcy Court for the District of Nevada and two related actions in Nevada state court.  All of the actions have been subsequently consolidated in the United States District Court, District of Nevada.  In addition, pursuant to a stipulation and order of dismissal filed on September 21, 2001, the claims based on state and federal securities fraud were dismissed with prejudice.

As a result of the Court’s ruling on of the plaintiffs’ claims related to the federal Racketeer Influenced and Corrupt Organization Act, the plaintiffs filed on April 26, 2002 their second amended complaint that generally contained the same allegations as in the original complaint.  In response, the defendants filed several motions to dismiss certain of the claims.  On March 31, 2003, although the Court denied substantially all of the defendants’ motions to dismiss, the Court again ordered the plaintiffs to file another amended complaint.  The parties are currently arguing motions and proceeding with discovery.  USA Commercial Mortgage Company, as well as Messrs. Hantges and Milanowski, have advised us that they intend to vigorously defend against all remaining allegations on behalf of themselves and all defendants.

On July 11, 2002, a group of plaintiffs filed a complaint in District Court, Clark County, Nevada against USA Capital Diversified Trust Deed Fund and John Rodgers Burk, P.C. with respect to certain redeemable notes issued by Epic Resorts, LLC and an indenture related to the same.  John Rodgers Burk, P.C. and Epic Resorts, LLC are not affiliated with us.  In their complaint, the plaintiffs alleged that, among other things, the defendants tortiously interfered with and conspired to tortiously interfere with the contractual agreements between the plaintiffs and Epic Resorts, LLC.  The plaintiffs have alleged damages in excess of $14 million and are seeking unspecified general, special and punitive damages, pre-judgment and post-judgment interest and reasonable attorneys’ fees and costs.  The defendants have filed an answer in this matter denying the material allegations of the complaint.  The plaintiffs, through the trustee under the indenture, filed similar claims against USA Capital Diversified Trust Deed Fund in an adversary proceeding pending in United States Bankruptcy Court for the District of Delaware, where Epic Resorts, LLC and its subsidiaries, including Epic Resorts-Palm Springs Marquis Villas, LLC, are subject to Chapter 11 bankruptcy proceedings.  In the bankruptcy adversary proceedings, the indenture trustee sought to impose an equitable lien in favor of the bond holders on the leasehold interest and other assets of Epic Resorts-Palm Springs Marquis Villas, LLC and the equitable subordination of the first deed of trust held by USA Capital Diversified Trust Deed Fund on such assets due to, among other things, alleged tortious interference and alleged inequitable conduct of USA Capital Diversified Trust Deed Fund.  USA Capital Diversified Trust Deed Fund opposed the adversary proceeding filed by the indenture trustee and, in June of 2002, moved for summary judgment.  On February 27, 2003, the United States Bankruptcy Court granted the summary judgment motion of USA Capital Diversified Trust Deed Fund and affirmed the first deed of trust held by USA Capital Diversified Trust Deed Fund.  The indenture trustee has appealed the ruling made by the United States Bankruptcy Court.  USA Capital Diversified Trust Deed Fund has advised us that it intends to vigorously defend the appeal and itself against all allegations made by the plaintiffs in described above.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On November 8, 2002, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11, as amended (File No. 333-59362).  Through this registration statement, we registered an aggregate of 24,000 membership units at a purchase price of $5,000 per membership unit for an aggregate offering amount of $120,000,000.  Of the 24,000 membership units, we registered 12,000 Class A membership units, 8,000 Class B membership units and 4,000 Class C membership units, where such units differ only with respect to the relevant holding periods for the units and the relative preferred returns applicable to the membership units.  The offering is underwritten on a best efforts basis by USA Securities, LLC, an affiliate and a member of the National Association of Securities Dealers, Inc.   The applicable selling commissions are to be paid by our manager.

As of March 31, 2003, we have not sold any membership units pursuant to our registered offering.  The absence of any sales was due to our manager’s decision to delay the offering until the marketing plan has been completed.  In this regard, we will be filing a post-effective amendment through which we will extend the date by which the minimum offering amount of $1,500,000, or 300 membership units, is to be raised from May 7, 2003 to August 30, 2003.  In addition, we will increase the selling commission payable to USA Securities, LLC from up to 1.25% per membership unit sold to up to 3.0% per membership unit sold.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits.

99.1                           Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)                                 Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Capital First Trust Deed Fund, LLC

By:	USA Capital Realty Advisors, LLC, its sole manager

	By:	USA Investment Partners, LLC, its sole manager

		By:	USA Commercial Mortgage Company, its sole manager

			By:	/s/ Thomas A. Hantges	May 19, 2003
				Thomas A. Hantges	Date
Chief Executive Officer

			By:	/s/ Joseph D. Milanowski	May 19, 2003
				Joseph D. Milanowski	Date
President and Chief Operating Officer

CERTIFICATIONS

I, Thomas A. Hantges, certify that:

1.                                     I have reviewed this quarterly report on Form 10-Q of USA Capital First Trust Deed Fund, LLC, a Nevada limited-liability company;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 19, 2003	/s/ Thomas A. Hantges
Thomas A. Hantges, Chief Executive Officer of USA Commercial Mortgage Company*

* Thomas A. Hantges functions as the equivalent of the chief executive officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.

I, Joseph D. Milanowski, certify that:

1.                                     I have reviewed this quarterly report on Form 10-Q of USA Capital First Trust Deed Fund, LLC, a Nevada limited-liability company;

2.                                     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 19, 2003	/s/ Joseph D. Milanowski
Joseph D. Milanowski, President and Chief Operating Officer of USA Commercial Mortgage Company*

* Joseph D. Milanowski functions as the equivalent of the chief financial officer of the Registrant for purposes of Rule 13a-14 under the Securities Exchange Act of 1934.