Form 10-Q
period 2003-06-30
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2003-08-18
CIK 1137435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

USA Capital First Trust Deed Fund, LLC

(A Development Stage Company)

Balance Sheets

June 30, 2003 (Unaudited) and December 31, 2002

	(Unaudited)
	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash	$49,823	$49,829
Total current assets	49,823	49,829

Other assets:
Deferred registration costs	616,076	371,728

	$665,899	$421,557

LIABILITIES and MEMBERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$—
Total current liabilities	—	—

Members’ equity	665,899	421,557

	$665,899	$421,557

See accompanying notes to financial statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A Development Stage Company)

Statements of Operations

Six months ended June 30, 2003 and 2002 (Unaudited),
Three months ended June 30, 2003 and 2002 (Unaudited),
(Inception) February 16, 2001 to June 30, 2003 (Unaudited)

	(Unaudited) Six months ended June 30, 2003	(Unaudited) Six months ended June 30, 2002	(Unaudited) Three months ended June 30, 2003	(Unaudited) Three months ended June 30, 2002	(Unaudited) Inception to June 30, 2003

Revenues:
Interest income	$—	$—	$—	$—	$—

General and administrative expenses	6	—	6	—	177

(Loss) from operations	(6)	—	(6)	—	(177)

Other income (expenses):
Interest (expense)	—	—	—	—	—
	—	—	—	—	—

Net (loss)	$(6)	$—	$(6)	$—	$(177)

See accompanying notes to financial statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A Development Stage Company)

Statements of Changes in Members’ Equity

Six months ended June 30, 2003 and 2002 (Unaudited),

Three months ended June 30, 2003 and 2002 (Unaudited),

(Inception) February 16, 2001 to June 30, 2003 (Unaudited)

	(Unaudited) Six months ended June 30, 2003	(Unaudited) Six months ended June 30, 2002	(Unaudited) Three months ended June 30, 2003	(Unaudited) Three months ended June 30, 2002	(Unaudited) Inception to June 30, 2003

Beginning balance	$421,557	$185,899	$512,788	$210,087	$—

Capital contributions	244,348	33,532	153,117	9,344	666,076

Net (loss)	(6)	—	(6)	—	(177)

Distributions	—	—	—	—	—

Ending balance	$665,899	$219,431	$665,899	$219,431	$665,899

See accompanying notes to financial statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A Development Stage Company)

Statements of Cash Flows

Six months ended June 30, 2003 and 2002 (Unaudited),

Three months ended June 30, 2003 and 2002 (Unaudited),

(Inception) February 16, 2001 to June 30, 2003 (Unaudited)

	(Unaudited) Six months ended June 30, 2003	(Unaudited) Six months ended June 30, 2002	(Unaudited) Three months ended June 30, 2003	(Unaudited) Three months ended June 30, 2002	(Unaudited) Inception to June 30, 2003

Cash flows from operating activities:
Interest received	$—	$—	$—	$—	$—
Cash paid to vendors	(6)	—	(6)	—	(177)
Net cash (used in) operating activities	(6)	—	(6)	—	(177)

Cash flows from investing activities:	—	—	—	—	—
Net cash provided by investing activities	—	—	—	—	—

Cash flows from financing activities:
Capital contributions	—	—	—	—	50,000
Net cash provided by financing activities	—	—	—	—	50,000

Increase (decrease) in cash	(6)	—	(6)	—	49,823

Cash, beginning of period	49,829	49,829	49,829	49,829	—

Cash, end of period	$49,823	$49,829	$49,823	$49,829	$49,823

Supplemental schedule of noncash activities:

Deferred registration costs paid by organizing member as capital contributions	$244,348	$33,532	$153,117	$9,344	$616,076

See accompanying notes to financial statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A Development Stage Company)

Notes to Financial Statements

Note 1.  Nature of business and summary of significant accounting policies

The summary of significant accounting policies is presented to assist in the understanding of the balance sheet.  The balance sheet and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of business

USA Capital First Trust Deed Fund, LLC (a development stage company) was organized February 16, 2001 as a Nevada limited-liability company. The Company has been organized for the purpose of making or purchasing entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments.  Additionally, the Company may engage in such transactions for loans collateralized by real property located elsewhere, both inside and outside of the United States.  The loans will not be insured or guaranteed by any governmental agency or private mortgage insurance company.

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

Fair value of financial instruments

The carrying amounts of financial instruments including cash, and accounts payable and accrued expenses approximate their fair value because of their short maturity.

Comprehensive income

There is no difference or reconciling items between net income and comprehensive income for the six months ended June 30, 2003 and 2002, three months ended June 30, 2003 and 2002, and the period of February 16, 2001 (inception) to June 30, 2003.

Note 2. Deferred registration costs

The Company’s manager, USA Capital Realty Advisors, LLC, is funding all syndication and offering costs.  Offering costs represents the costs associated with the preparation of an offering circular and related costs thereto with the intent of raising capital for the commencement of operations of the Company.  During the period of February 16, 2001 (inception) to December 31, 2002, approximately $371,700 of such expenses were incurred and during the six months ended June 30, 2003, approximately $244,300 of such expenses were incurred.  If the offering is successful, the deferred registration costs will be charged against the members’ equity of USA Capital Realty Advisors, LLC.  If the offering is not successful, the deferred registration costs will be charged to expense.

Note 3. Initial capitalization

In addition to advancing funds for organization and deferred registration costs, USA Capital Realty Advisors, LLC, invested $50,000 as capital.

Note 4. Related party transactions

As mentioned in Note 2, USA Capital Realty Advisors, LLC is responsible for funding the organization and deferred registration costs.  These costs are being contributed by the manager as additional capital without any additional ownership interest in the Company.

USA Capital Realty Advisors, LLC

Balance Sheets

June 30, 2003 (Unaudited) and December 31, 2002

	(Unaudited) June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash	$39,350	$41,582
Total current assets	39,350	41,582

Other assets:
Due from related parties	107,135	228,939
Investments	786,879	464,479
Total other assets	894,014	693,418

	$933,364	$735,000

LIABILITIES and MEMBER’S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$135,105	$76,423
Due to related parties	179,862	322,883
Total current liabilities	314,967	399,306

Member’s equity	618,397	335,694
	$933,364	$735,000

See accompanying notes to balance sheet.

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheet

Note 1.  Nature of Business and Summary of Significant Accounting Policies

The summary of significant accounting policies is presented to assist in the understanding of the balance sheets.  The financial statement and notes are representations of management.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Nature of Business

USA Capital Realty Advisors, LLC (the Company) was organized January 18, 2001.  The Company acts as the manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC and USA Capital Institutional High Income Fund, LLC.

Basis of presentation

The accompanying balance sheets (parent company only) report all investments on the equity method and are not consolidated.  The financial statements are designed to reflect the assets, liabilities and operations of the “parent company” and not the consolidated operations of the “parent company and its subsidiaries.”

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

Fair value of financial instruments

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses and due to and from related parties approximate their fair value because of their short maturity.

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

Note 2. Related party transactions

The Company owns units in and acts as manager of USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC and USA Capital Institutional High Income Fund, LLC

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited-liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land and residential and commercial developments  located primarily in the United States.  As of June 30, 2003, the Company invested $50,000 as capitaland paid approximately $134,200 of registration costs as additional paid in capital.  During the six months ended June 30, 2003 and the year ended December 31, 2002, the Company received approximately $656,900 and $275,600, respectively, as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC.  At June 30, 2003, the Company has approximately $107,100 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the account due from related parties.

USA Capital First Trust Deed Fund, LLC is a Nevada limited-liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States of America.  The Company invested $50,000 as capital, and during the six months ended June 30,  2003 and the year ended December 31, 2002, paid approximately $244,300 and $235,700, respectively, of registration costs as additional paid in capital.

During the six months ended June 30, 2003 and the year ended December 31, 2002, the Company paid approximately $112,400 and $18,500, respectively, of registration costs on behalf of USA Securities, LLC, a limited liability company related by common control.

USA Investment Partners, LLC is a Nevada limited-liability company and is the sole member and manager  for the Company.  During the year ended December 31, 2002, approximately $235,700 of amounts due to  various related parties were consolidated and transferred to USA Investment Partners, LLC.  Additionally,  USA Investment Partners, LLC advanced funds of approximately $87,200 for certain expenses and  investments which are included in amounts due to related parties.  During the six months ended June 30,  2003, repayments of approximately $169,800 were made.

Note 3. Investments

Investments consist of:

	Member interest in USA Capital Diversified Trust Deed Fund, LLC	Member interest in USA Capital First Trust Deed Fund, LLC	Total

Balance at January 1, 2002	$107,174	$185,899	$293,073

Contributions	4,800	235,658	240,458

Interest in earnings (loss)	(63,082)	—	(63,082)

Distributions	(5,970)	—	(5,970)

Balance December 31, 2002	42,922	421,557	464,479

Contributions	77,046	244,348	321,394

Interest in earnings (loss)	1,012	(6)	1,006

Distributions	—	—	—

Balance June 30, 2003	$120,980	$665,899	$786,879

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

Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by regulatory authorities; competition we face or may face in the future; our ability to continue to raise proceeds from our offering of membership units; our ability to identify investments; the risk of default by our borrowers; our dependence on key employees; potential fluctuations in our quarterly results; general economic and business conditions; and other factors detailed from time to time in the our reports filed with the Securities and Exchange Commission, or the Commission.

Overview

We were formed on February 16, 2001 and, as of June 30, 2003, have not commenced our business operations.  In addition, we will not commence our business operations until we have raised the minimum offering amount of $1,500,000 pursuant to our registered offering of membership units.  Accordingly, we have no significant assets, no operating history and no current sources of financing.

During the next 12 months, if we sell the minimum offering amount of $1,500,000, we plan to invest in mortgage loans where our collateral is secured by real property located in the United States.  We may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States.  Once we have raised the minimum offering amount of $1,500,000, our manager, USA Capital Realty Advisors, LLC, will select mortgage loans for us, and will also assist us by obtaining, processing and managing these loans.  We believe that we will have an adequate number of opportunities to invest in mortgage loans when our escrow ends.

During the next 12 months, our manager will pay the initial registration and organization costs we incur, including accounting, legal and administrative expenses and fees.  We therefore do not anticipate needing additional funds to satisfy our cash requirements during this period.  If we are unable to raise the minimum offering amount of $1,500,000, our manager will fully absorb all costs incurred on our behalf.  Assuming we sell the minimum number of units by September 30, 2003, our manager will pay for the administrative expenses we incur.

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

Risk factors

The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations.  For a more detailed discussion of the risks associated with our operations, please see the section entitled “Risk Factors” in our prospectus dated July 7, 2003, as filed with the Securities and Exchange Commission on July 14, 2003 (File No. 333-59362).

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

Since we may leverage our loan portfolio by obtaining a revolving credit facility, any borrowing by us under a line of credit will require us to comply with, among other things, debt service requirements and debt covenants that require we pledge our mortgage loans as collateral, and, as a result, increase the risks related to a member’s investment.  In addition, the debt service associated with such a line of credit will restrict our ability to make distributions to investors.

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

Risks Related to the Offering

Although we propose to make or purchase mortgage loans, we have not identified any specific loans to invest in at this time.  Consequently, there may be a substantial period of time before our manager invests the proceeds of our offering, during which investors will not receive any distributions on their investment.  In addition, until we have sold $100 million of membership units pursuant to our offering, we will not be subject to any borrower diversification restrictions other than the limitation that a single loan cannot exceed $20 million.  Accordingly, if we do not raise the maximum offering amount for our offering, we will not be required to diversify our mortgage loan portfolio.

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

As of June 30, 2003, we have not incurred any indebtedness, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

Item 4.  Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

On March 29, 2001, a group of plaintiffs involved in certain financings brokered by USA Commercial Mortgage Company filed a complaint in the United States District Court, District of Nevada, against USA Capital Diversified Trust Deed Fund, USA Commercial Mortgage Company, USA Investment Partners, LLC, Thomas A. Hantges, Joseph D. Milanowski and certain other affiliated parties and investors.  In their complaint, the plaintiffs alleged that several loans arranged by USA Commercial Mortgage Company and the sale of some securities by an affiliate of USA Commercial Mortgage Company constituted violations of the state and federal Racketeer Influenced and Corrupt Organization Acts, and state and federal securities law.  In addition, the plaintiffs alleged intentional and negligent misrepresentation, breach of contract and the implied covenant of good faith and fair dealing, intentional interference with contractual relations, defamation and other torts.  The original plaintiffs sought unspecified compensatory, punitive and treble damages, in addition to costs and certain equitable relief, including equitable subordination.  Although an adversary proceeding in United States Bankruptcy Court for the District of Nevada and two related actions in Nevada state court were initiated, these actions have been consolidated into United States District Court, District of Nevada.  Pursuant to a stipulation and order of dismissal filed on September 21, 2001, the claims based on state and federal securities fraud were dismissed with prejudice.  After various motions and orders by the Court, the original plaintiffs filed their third amended complaint on February 14, 2003.  Subsequently, three plaintiffs, American Communities, LLC, Robert Porter and Cheryl Porter, and a non-plaintiff affiliate agreed to accept a cash settlement in exchange for a mutual release of all claims raised by them in this and the consolidated actions.  In addition, seven of the plaintiffs, all debtors in bankruptcy proceedings involving American Communities, LLC, sold their claims against the defendants at auction.  One of the remaining plaintiffs was the successful bidder at the bankruptcy auction.  On March 31, 2003, the Court ordered the remaining two plaintiffs, Rolland P. Weddell and Spectrum Financial Group, LLC, to file a consolidated amended complaint.  The remaining two plaintiffs filed their fourth amended complaint on July 9, 2003.  In the fourth amended complaint, the remaining two plaintiffs did not re-name as defendants the investors in the financings brokered by USA Commercial Mortgage Company, eliminated two of the federal RICO claims, substantially reduced the number of claims for relief and appear to have failed to have raised any allegations against USA Capital Diversified Trust Deed Fund.  As of the date of this report, we have been advised that the defendants are determining the appropriate response to the fourth amended complaint and that the defendants will vigorously defend themselves against all remaining allegations.

On July 11, 2002, a group of plaintiffs filed a complaint in District Court, Clark County, Nevada against USA Capital Diversified Trust Deed Fund, LLC (an affiliate of USA Capital First Trust Deed Fund, LLC) and John Rodgers Burk, P.C. with respect to certain redeemable notes issued by Epic Resorts, LLC and an indenture related to the same.  John Rodgers Burk, P.C. and Epic Resorts, LLC are not affiliated with either USA Capital Diversified Trust Deed Fund, LLC or us.  In their complaint, the plaintiffs alleged that, among other things, the defendants tortiously interfered with and conspired to tortiously interfere with the contractual agreements between the plaintiffs and Epic Resorts, LLC.  The plaintiffs have alleged damages in excess of $14 million and are seeking unspecified general, special and punitive damages, pre-judgment and post-judgment interest and reasonable attorneys’ fees and costs.  The defendants have filed an answer in this matter denying the material allegations of the complaint.  In addition to the state action, the plaintiffs, through the trustee under the indenture, filed similar claims against USA Capital Diversified Trust Deed Fund in an adversary proceeding pending in United States Bankruptcy Court for the District of Delaware, where Epic Resorts, LLC and its subsidiaries, including

Epic Resorts-Palm Springs Marquis Villas, LLC, are subject to Chapter 11 bankruptcy proceedings.  In the bankruptcy adversary proceedings, the indenture trustee sought to impose an equitable lien in favor of the bond holders on the leasehold interest and other assets of Epic Resorts-Palm Springs Marquis Villas, LLC and the equitable subordination of the first deed of trust held by USA Capital Diversified Trust Deed Fund on such assets due to, among other things, alleged tortious interference and alleged inequitable conduct of USA Capital Diversified Trust Deed Fund.  USA Capital Diversified Trust Deed Fund opposed the adversary proceeding filed by the indenture trustee and, in June of 2002, moved for summary judgment.  On February 27, 2003, the United States Bankruptcy Court granted the summary judgment motion of USA Capital Diversified Trust Deed Fund and affirmed the first deed of trust held by USA Capital Diversified Trust Deed Fund.  The indenture trustee has appealed the ruling made by the United States Bankruptcy Court.  Subsequently, USA Capital Diversified Trust Deed Fund moved for, and was granted, a stay of  the action in District Court, Clark County, Nevada pending the outcome of the appeal filed by the indenture trustee.  The stay is presently the subject of a motion for reconsideration filed by John Rodgers Burk, P.  USA Capital Diversified Trust Deed Fund has advised us that it intends to vigorously defend the appeal and itself against all allegations made by the plaintiffs in described above.

Item 2.  Changes in Securities and Use of Proceeds.

Through our Registration Statement on Form S-11, as amended (File No. 333-59362), we have registered an aggregate of 24,000 membership units at a purchase price of $5,000 per membership unit for an aggregate offering amount of $120,000,000.  Of the 24,000 membership units, we registered 12,000 Class A membership units, 8,000 Class B membership units and 4,000 Class C membership units, where such units differ only with respect to the relevant holding periods for the units and the relative preferred returns applicable to the membership units.  The offering is underwritten on a best efforts basis by USA Securities, LLC, an affiliate and a member of the National Association of Securities Dealers, Inc.   The applicable selling commissions are to be paid by our manager.

The Registration Statement on Form S-11 was first declared effective by the Securities and Exchange Commission on November 8, 2002 and, as a result of our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, was subsequently declared effective on July 7, 2003.  Through our Post-Effective Amendment No. 1, we have, among other things, extended the date by which we are required to raise the minimum offering amount to September 30, 2003 and increased the maximum selling commission to 3.0% per membership unit sold.

As of June 30, 2003, we have not sold any membership units pursuant to our registered offering.  The absence of any sales was due to our manager’s decision to delay the offering until the marketing plan has been completed and the filing of our Post-Effective Amendment No. 1.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  Exhibits.

31.1                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14 of the Securities Exchange Act of 1934)

31.2                           Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14 of the Securities Exchange Act of 1934)

32.1                           Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

(b)                                 Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA Capital First Trust Deed Fund, LLC

By:	USA Capital Realty Advisors, LLC, its sole manager

	By:	USA Investment Partners, LLC, its sole manager

		By:	USA Commercial Mortgage Company, its sole manager

			By:	/s/ Thomas A. Hantges	August 18, 2003
				Thomas A. Hantges	Date
Chief Executive Officer

			By:	/s/ Joseph D. Milanowski	August 18, 2003
				Joseph D. Milanowski	Date
President and Chief Operating Officer