Form 10-Q
period 2003-09-30
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2003-11-13
CIK 1137435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A Development Stage Company)

Balance Sheets

September 30, 2003 (Unaudited) and December 31, 2002

	(Unaudited) September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash	$1,549,823	$49,829
Total current assets	1,549,823	49,829

Other assets:
Deferred registration costs	—	371,728

	$1,549,823	$421,557

LIABILITIES AND MEMBERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$—	$—
Total current liabilities	—	—

Members’ equity	1,549,823	421,557

	$1,549,823	$421,557

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A Development Stage Company)

Statements of Operations

Nine months ended September 30, 2003 and 2002 (Unaudited),

Three months ended September 30, 2003 and 2002 (Unaudited),

(Inception) February 16, 2001 to September 30, 2003 (Unaudited)

	(Unaudited) Nine months ended September 30, 2003	(Unaudited) Nine months ended September 30, 2002	(Unaudited) Three months ended September 30, 2003	(Unaudited) Three months ended September 30, 2002	(Unaudited) Inception to September 30, 2003

Revenues:
Interest income	$—	$—	$—	$—	$—

General and administrative expenses	6	—	—	—	—

(Loss) from operations	(6)	—	—	—	(177)

Other income (expenses):
Interest (expense)	—	—	—	—	—
	—	—	—	—	—

Net (loss)	$(6)	$—	$—	$—	$(177)

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A Development Stage Company)

Statements of Changes in Members’ Equity

Nine months ended September 30, 2003 and 2002 (Unaudited),

Three months ended September 30, 2003 and 2002 (Unaudited),

(Inception) February 16, 2001 to September 30, 2003 (Unaudited)

	(Unaudited) Nine months Ended September 30, 2003	(Unaudited) Nine months ended September 30, 2002	(Unaudited) Three months ended September 30, 2003	(Unaudited) Three months ended September 30, 2002	(Unaudited) Inception to September 30, 2003

Beginning balance	$421,557	$185,899	$665,899	$219,431	$—

Capital contributions	1,797,116	160,985	1,552,768	127,453	2,218,844

Distributions	—	—	—	—	—

Comprehensive Income

Net (loss)	(6)	—	—	—	(177)

Other comprehensive income (loss)
Deferred registration costs	(668,844)	—	(668,844)	—	(668,844)

Ending balance	$1,549,823	$346,884	$1,549,823	$346,884	$1,549,823

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

(A Development Stage Company)

Statements of Cash Flows

Nine months ended September 30, 2003 and 2002 (Unaudited),

Three months ended September 30, 2003 and 2002 (Unaudited),

(Inception) February 16, 2001 to September 30, 2003 (Unaudited)

	(Unaudited) Nine months ended September 30, 2003	(Unaudited) Nine months ended September 30, 2002	(Unaudited) Three months ended September 30, 2003	(Unaudited) Three months ended September 30, 2002	(Unaudited) Inception to September 30, 2003

Cash flows from operating activities:
Interest received	$—	$—	$—	$—	$—
Cash paid to vendors	(6)	—	—	—	(177)
Net cash (used in) operating activities	(6)	—	—	—	(177)

Cash flows from investing activities:
	—	—	—	—	—
Net cash provided by investing activities	—	—		—	—

Cash flows from financing activities:
Capital contributions	1,500,000	—	1,500,000	—	1,550,000
Net cash provided by financing activities	1,500,000	—	1,500,000	—	1,550,000

Increase (decrease) in cash	1,499,994	—	1,500,000	—	1,549,823

Cash, beginning of period	49,829	49,829	49,829	49,829	—

Cash, end of period	$1,549,823	$49,829	$1,549,829	$49,829	$1,549,823

Supplemental schedule of noncash activities:

Deferred registration costs paid by organizing member as capital contributions	$297,116	$160,985	$52,768	$113,735	$668,844

See Notes to Financial Statements

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

Nature of business

USA Capital First Trust Deed Fund, LLC, a development stage company (the “Fund”), was organized on February 16, 2001 as a Nevada limited-liability company. The Company has been organized for the purpose of making or purchasing entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments.  Additionally, the Company may engage in such transactions for loans collateralized by real property located elsewhere, both inside and outside of the United States.  The loans will not be insured or guaranteed by any governmental agency or private mortgage insurance company.

Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of the financial statements.  Actual results could differ from those estimates.

Summary of accounting policies

Income taxes

Under the laws pertaining to federal income taxation, limited-liability companies are treated as partnerships.  Accordingly, no federal income tax is paid by the Fund.  Each individual member reports on his/her federal income tax return his/her distributive share of the Fund’s income, gains, losses, deductions and credits, regardless of whether or not any actual distribution is made during the year.

Fair value of financial instruments

The carrying amounts of financial instruments including cash, and accounts payable and accrued expenses approximate their fair value because of their short maturity.

Comprehensive income (loss)

The Fund accounts for comprehensive (loss) in accordance with SFAS No. 130 “Reporting Comprehensive Income” which requires comprehensive (loss) and its components to be reported when a company has items of comprehensive income (loss).  Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss) [i.e., certain revenues, expenses, gains and losses reported as separate components of members’ equity rather than in net income (loss)].

Note 2. Deferred Registration Costs

The Fund’s manager, USA Capital Realty Advisors, LLC, is funding all syndication and offering costs. Offering costs represent the costs associated with the preparation of an offering circular and related costs thereto with the intent of raising capital for the commencement of operations of the Company.  During the period from February 16, 2001 (inception) to December 31, 2002, approximately $371,700 of such expenses were incurred and during the nine months ended September 30, 2003, approximately $297,100 of such expenses were incurred.  During the nine months ended September 30, 2003, the minimum number of units (300 units at $5,000 each) had been sold and accordingly, approximately $668,800 of registration costs were charged against the members’ equity of USA Capital Realty Advisors, LLC.

Note 3. Initial Capitalization

In addition to advancing funds for organization and registration costs, USA Capital Realty Advisors, LLC, invested $50,000 as capital.

Note 4. Related Party Transactions

As mentioned in Note 2, USA Capital Realty Advisors, LLC is responsible for funding the organization and registration costs.  These costs are being contributed by the manager as additional capital without any additional ownership interest in the Fund.

USA CAPITAL REALTY ADVISORS, LLC

Balance Sheets

September 30, 2003 (Unaudited) and December 31, 2002

	(Unaudited) September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash	$54,613	$41,582
Total current assets	54,613	41,582

Other assets:
Due from related parties	120,172	228,939
Investments	144,129	464,479
Total other assets	264,301	693,418

	$318,914	$735,000

LIABILITIES AND MEMBER’S EQUITY

Current liabilities:
Accounts payable and accrued expenses	$94,124	$76,423
Due to related parties	299,352	322,883
Total current liabilities	393,476	399,306

Member’s equity (deficit)	(74,562)	335,694
	$318,914	$735,000

See Notes to the Balance Sheets

USA CAPITAL REALTY ADVISORS, LLC

Notes to the Balance Sheets

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

Nature of Business

USA Capital Realty Advisors, LLC (the “Company”) was organized on January 18, 2001.  The Company acts as the manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, Tanamera Apartments, LLC, USA Capital Institutional High Income Fund, LLC and USA Investors I, LLC.

Basis of presentation

The accompanying balance sheets (parent company only) report all investments on the equity method and are not consolidated.  The financial statements are designed to reflect the assets, liabilities and operations of the “parent company” and not the consolidated operations of the “parent company and its subsidiaries.”

Estimates

The preparation of the balance sheets in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of thebalance sheets.  Actual results could differ from those estimates.

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

Income taxes

Under the laws pertaining to federal income taxation, limited-liability companies are treated as partnerships.  Accordingly, no federal income tax is paid by the Company.  Each individual member reports on his/her federal income tax return his/her distributive share of the Company’s income, gains, losses, deductions and credits, regardless of whether or not any actual distribution is made during the year.

Fair value of financial instruments

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses due to and from related parties approximate their fair value because of their short maturity.

Note 2. Related Party Transactions

The Company owns units in and acts as manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, Tanamera Apartments, LLC, USA Capital Institutional High Income Fund, LLC and USA Investors I, LLC.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited-liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States.  As of September 30, 2003, the Company invested $50,000 as capital and paid approximately $167,000 of registration costs as additional paid in capital.  During the ninemonths ended September 30, 2003 and the year ended December 31, 2002, the Company received approximately $992,500 and $275,600, respectively, as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC.  At September 30, 2003, the Company has approximately $120,200 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the account due from related parties.

USA Capital First Trust Deed Fund, LLC is a limited-liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located primarily in the United States.  The Company invested $50,000 as capital, and during the nine months ended September 30, 2003 and the year ended December 31, 2002, paid approximately $297,100 and $235,700, respectively, of registration costs as additional paid in capital.  During the nine months ended September 30, 2003, the offering satisfied the minimum offering amount and accordingly, approximately $668,800 of registration costs were charged against the Company’s member equity.

During the nine months ended September 30, 2003 and the year ended December 31, 2002, the Company paid approximately $133,300 and $18,500, respectively, of registration costs on behalf of USA Securities, LLC, a limited-liability company related by common control.  During the nine months ended September 30, 2003, a commission fee of approximately $45,600 was charged by USA Securities, LLC for raising funds which is included in the account due to related parties.

USA Investment Partners, LLC is a limited-liability company and is the sole member and manager for the Company.  During the year ended December 31, 2002, approximately $235,700 of amounts due to various related parties were consolidated and transferred to USA Investment Partners, LLC.  Additionally, USA Investment Partners, LLC advanced funds of approximately $87,200 for certain expenses and investments which are included in amounts due to related parties.  During the nine months ended September 30, 2003 advances of $218,700 and repayments of approximately $269,000 were made.

Tanamera Apartments, LLC is a limited-liability company formed to purchase and own 49% of the issued and outstanding membership interest in South Meadows Apartments, LLC, a Nevada limited-liability company.  During the nine months ended September 30, 2003, the Company invested $50,000 as capital.

Note 3. Investments

Investments are recorded on the equity method and consist of:

	Member Interest in USA Capital Diversified Trust Deed Fund, LLC	Member Interest in USA Capital First Trust Deed Fund, LLC	Member Interest in Tanamera Apartments, LLC	Total

Balance at January 1, 2002	$107,174	$185,899	$—	$293,073

Contributions	4,800	235,658	—	240,458

Interest in earnings (loss)	(63,082)	—	—	(63,082)

Distributions	(5,970)	—	—	(5,970)

Balance December 31, 2002	42,922	421,557	—	464,479

Contributions	127,719	297,116	50,000	457,025

Distributions	—	—	—	—

Comprehensive income:

Interest in earnings (loss)	(126,335)	(6)	—	(126,341)

Other comprehensive income (loss):

Deferred registration costs	—	(668,844)	—	(668,844)

Balance September 30, 2003	$44,306	$49,823	$50,000	$144,129

Investments in USA Capital Diversified Trust Deed Fund, LLC reflect expenses of $127,719 paid by the Company as its manager and are recorded as contributions, accordingly.  In addition, these expenditures are reflected in net earnings (loss) as they are allocated back to the manager.

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

OVERVIEW

We were formed on February 16, 2001 and, as of September 30, 2003, have conducted business operations limited to our registered offering of membership units.  During the next 12 months, we plan to invest in mortgage loans where our collateral is secured by real property located in the United States.  We may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States.  Our manager, USA Capital Realty Advisors, LLC, will select mortgage loans for us, and will also assist us by obtaining, processing and managing these loans.  We believe that an adequate number of opportunities to invest in mortgage loans exists.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our principal capital resources have been the payment of our offering and administrative expenses by our manager and the proceeds from our registered offering of membership units.  Our manager has paid and will continue to pay the registration and organization costs we incur, including accounting, legal and administrative expenses and fees.  With respect to our registered offering, as of September 30, 2003, we raised the minimum offering amount of $1,500,000, representing the sale of 300 membership units.

At September 30, 2003, we held $1,549,823 of cash, compared to $49,829 of cash held as of December 31, 2002.  The increase in cash resulted from the receipt of $1,500,000 in proceeds from our registered offering.  We have begun to identify potential real estate development projects for investment.

RISK FACTORS

The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations.  For a more detailed discussion of the risks associated with our operations, please see the section entitled “Risk Factors” in our form of prospectus dated July 7, 2003, as filed with the Commission on July 14, 2003 (File No. 333-59362).

Risks Related to an Investment in USA Capital First Trust Deed Fund, LLC

We were organized as a Nevada limited-liability company on February 16, 2001.  Due to the recent satisfaction of the minimum offering amount of $1,500,000, we have a limited operating history.  Further, since our manager has only been organized since January 18, 2001, our manager has a limited operating history as well.  In terms of selecting mortgage loan investments, our manager will rely upon certain investment objectives and policies that may result in the investment in mortgage loans that underperform due to inadequate loan-to-value ratios, lack of understanding of local real estate markets in other areas, lack of mortgage insurance, properties that are difficult to determine appropriate value, such as leasehold interests, or inadequate loan diversification within our loan portfolio.  Further, notwithstanding our investment criteria, since our mortgage loans require payments of interest only during the loan term and a large “balloon” payment of principal at the end of the loan term, we risk that the borrower will not be able to make such payment and default on the loan.

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

As of September 30, 2003, we have not incurred any indebtedness, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

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

Based on its evaluation as of a date within 90 days of the filing date of this Form 10-Q, our manager has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There is no litigation currently pending or threatened against us.  However, there are two matters involving certain related parties, one involving a complaint filed on March 29, 2001 in the United States District Court, District of Nevada and another involving a complaint filed on July 11, 2002 in District Court, Clark County, Nevada.

On March 29, 2001, a group of plaintiffs involved in certain financings brokered by USA Commercial Mortgage Company filed a complaint in the United States District Court, District of Nevada, against USA Capital Diversified Trust Deed Fund, LLC, USA Commercial Mortgage Company, USA Investment Partners, LLC, Thomas A. Hantges, Joseph D. Milanowski and certain other affiliated parties and investors.  In their complaint, the plaintiffs alleged that several loans arranged by USA Commercial Mortgage Company and the sale of some securities by an affiliate of USA Commercial Mortgage Company constituted violations of the state and federal Racketeer Influenced and Corrupt Organization Acts, and state and federal securities law.  In addition, the plaintiffs alleged intentional and negligent misrepresentation, breach of contract and the implied covenant of good faith and fair dealing, intentional interference with contractual relations, defamation and other torts.  The original plaintiffs sought unspecified compensatory, punitive and treble damages, in addition to costs and certain equitable relief, including equitable subordination.  Although an adversary proceeding in United States Bankruptcy Court for the District of Nevada and two related actions in Nevada state court were initiated, these actions have been consolidated into United States District Court, District of Nevada.  Pursuant to a stipulation and order of dismissal filed on September 21, 2001, the claims based on state and federal securities fraud were dismissed with prejudice.  After various motions and orders by the Court, the original plaintiffs filed their third amended complaint on February 14, 2003.  Subsequently, three plaintiffs, American Communities, LLC, Robert Porter and Cheryl Porter, and a non-plaintiff affiliate agreed to accept a cash settlement in exchange for a mutual release of all claims raised by them in this and the consolidated actions.  In addition, seven of the plaintiffs, all debtors in bankruptcy proceedings involving American Communities, LLC, sold their claims against the defendants at auction.  One of the remaining plaintiffs was the successful bidder at the bankruptcy auction.  On March 31, 2003, the Court ordered the remaining two plaintiffs, Rolland P. Weddell and Spectrum Financial Group, LLC, to file a consolidated amended complaint.  The remaining two plaintiffs filed their fourth amended complaint on July 9, 2003.  In the fourth amended complaint, the remaining two plaintiffs did not re-name as defendants the investors in the financings brokered by USA Commercial Mortgage Company, eliminated two of the federal RICO claims, substantially reduced the number of claims for relief and appear to have failed to have raised any allegations against USA Capital Diversified Trust Deed Fund, LLC.  Pursuant to a stipulation and order dated September 8, 2003, the reference to USA Capital Diversified Trust Deed Fund, LLC in the fourth amended complaint was stricken.  As of September 30, 2003, we have been advised that the defendants are determining the appropriate response to the fourth amended complaint and that the defendants will vigorously defend themselves against all remaining allegations.

On July 11, 2002, a group of plaintiffs filed a complaint in District Court, Clark County, Nevada against John Rodgers Burk, P.C. and USA Capital Diversified Trust Deed Fund, LLC with respect to certain redeemable notes issued by Epic Resorts, LLC, and a related indenture.  John Rodgers Burk, P.C. and Epic Resorts, LLC, are not affiliated with USA Capital Diversified Trust Deed Fund, LLC.  The plaintiffs alleged that, among other things, the defendants tortiously interfered with and conspired to tortiously interfere with the contractual agreements between the plaintiffs and Epic Resorts, LLC.  The plaintiffs have alleged damages in excess of $14 million and are seeking unspecified general, special and punitive damages, pre-judgment and post-judgment interest and reasonable attorneys’ fees and costs.  The defendants have filed an answer in this matter denying the material allegations of the complaint.

The plaintiffs, through the trustee under the indenture, filed similar claims against us in a bankruptcy adversary proceeding in the United States Bankruptcy Court for the District of Delaware.  Epic Resorts, LLC and its subsidiaries, including Epic Resorts-Palm Springs Marquis Villas, LLC, are subject to Chapter 11 bankruptcy proceedings in this court.  In this adversary proceeding, the indenture trustee sought to (i) impose an equitable lien in favor of the bond holders on the leasehold interest and other assets of Epic Resorts-Palm Springs Marquis Villas, LLC and (ii) equitably subordinate the first deed of trust held by USA Capital Diversified Trust Deed Fund, LLC on such assets due to alleged tortious interference and inequitable conduct, among other things.  The defendants opposed the adversary proceeding filed by the indenture trustee and moved for summary judgment in June 2002.  On February 27, 2003, the United States Bankruptcy Court for the District of Delaware granted the defendant’s summary judgment motion and affirmed the first deed of trust held by USA Capital Diversified Trust Deed Fund, LLC.  The indenture trustee has appealed this ruling.  Subsequently, USA Capital Diversified Trust Deed Fund, LLC moved for, and was granted, a stay of the action in District Court, Clark County, Nevada, pending the outcome of the appeal filed by the indenture trustee.  On motion for reconsideration, the District Court, Clark County, Nevada continued the stay.  We have been advised that USA Capital Diversified Trust Deed Fund, LLC intends to vigorously defend the appeal.

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

The Registration Statement on Form S-11 was first declared effective by the Securities and Exchange Commission on November 8, 2002 and, as a result of our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, was subsequently declared effective on July 7, 2003.  Through our Post-Effective Amendment No. 1, we, among other things, extended the date by which we are required to raise the minimum offering amount to September 30, 2003 and increased the maximum selling commission to 3.0% per membership unit sold.

As of September 30, 2003, we sold 300 membership units pursuant to our registered offering for aggregate offering proceeds of $1,500,000.  Due to the satisfaction of the minimum offering amount, the offering proceeds have been released from escrow.  We are currently identifying potential investments and are continuing to sell membership units pursuant to our registered offering.  As of September 30, 2003, we had outstanding 300 membership units, consisting of 127 Class A membership units, 34 Class B membership units and 139 Class C membership units.

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

By:	USA CAPITAL REALTY ADVISORS, LLC, its sole manager

	By:	USA INVESTMENT PARTNERS, LLC, its sole manager

		By:	USA COMMERCIAL MORTGAGE COMPANY, its sole manager

			By:	/s/ Thomas A. Hantges	November 13, 2003
				Thomas A. Hantges	Date
Chief Executive Officer

			By:	/s/ Joseph D. Milanowski	November 13, 2003
				Joseph D. Milanowski	Date
President and Chief Operating Officer