Form 10-K
period 2003-12-31
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2004-04-13
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

-i-

PART I

Item 1. Business.

USA Capital First Trust Deed Fund, LLC, a Nevada limited-liability company, invests in mortgage loans. These mortgage loans include acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States, but we may invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States.

As of February 29, 2004, we have participated in the making of, or purchased an interest in, 13 mortgage loans in the aggregate principal amount of $9,706,991, of which 13 mortgage loans in the aggregate principal amount of $9,575,640 are outstanding.

We were formed on February 16, 2001, through the filing of our articles of organization with the Nevada Secretary of State. We are governed by our operating agreement dated June 1, 2003. Our operations are managed by USA Capital Realty Advisors, LLC, our manager.

Lending Process

Due to our limited operations, we have primarily purchased entire or fractional interests in mortgage loans and participated with other lenders in making mortgage loans. Although we intend to make a substantial portion of our mortgage loans rather than purchase, we have elected to purchase interests in mortgage loans, in lieu of holding cash. In this regard, we have purchased fractional interests in mortgage loans from third parties, such as USA Commercial Mortgage Company, affiliates of USA Commercial Mortgage Company and persons for whom USA Commercial Mortgage Company has previously brokered mortgage loans. Mortgage loans purchased from these parties do not involve any additional fees payable to USA Commercial Mortgage Company or its affiliates and are purchased for cash at par, i.e., the amount outstanding under the mortgage loan at the time of purchase. We are not limited in the amount of loans we may purchase from affiliates or third parties.

We identify potential investments either through the efforts of our manager and its affiliates or through solicitations received from third parties. Once a potential investment is identified, our manager conducts due diligence with respect to the prospective borrower and the proposed collateral and, in the case of making a mortgage loan, will negotiate the terms of the mortgage loan. As part of this process, our manager verifies whether our lending standards and policies have been satisfied. Although we generally limit the negotiation of our mortgage loans to the amount, term and interest rate of a mortgage loan, we may negotiate other terms and conditions on a case-by-case basis. Once the terms of the mortgage loan are finalized, our manager formally approves the investment and prepares the necessary documentation through its main offices in Las Vegas, Nevada. In terms of the funding of each mortgage loan, once the title company designated by our manager has received all of the relevant documentation, the title company is instructed to disburse the funds to the borrower.

Borrowers make monthly loan payments, and are instructed to mail their checks or money orders to us for deposit into our trust account, or the trust account of a third party servicer, which is maintained at a financial institution selected by our manager.

As part of the terms of our mortgage loans, borrowers are required to make their monthly loan payments to the trust account of a third party servicer maintained at a financial institution selected by our manager. In addition, borrowers submit to various conditions and features under our standard loan agreements. These conditions and features include, but are not limited to, the following:

•

Reserve Accounts. A portion of the loan amount is generally held in an interest reserve account for the benefit of the borrower. As interest on the loan accrues, interest owed to us is paid from this account until it is depleted, whereupon the borrower must pay the amounts owed out of its own funds. We also reserve the right to create other reserve accounts from undisbursed portions of the borrower’s loan to satisfy liens, pay for items that the borrower has budgeted for or pay for interest yet to accrue on the loan.

•	Budget. The borrower must submit a budget to us representing the borrower’s best estimate of all required project costs, including construction costs and permit costs. The loan amount is disbursed from an escrow account in accordance with the funding needs accounted for in the budget. The borrower must obtain our consent for any supplement, modification or amendment to its budget.

•	Disbursements of Funds. Our obligation to disburse any portion of the loan amount to the borrower is contingent upon, among other conditions, that: the borrower obtain required waivers and bonds from subcontractors; the borrower obtain proper documentation on services provided on behalf of the project; the borrower has given us copies of all necessary permits or governmental approvals; the borrower has received our approval of its budget; and the construction of the improvements conforms to the borrower’s plans and applicable law.

•	Borrower’s Warranties. The borrower must make representations and warranties that, among other things: its taxes are paid; it is in compliance with the law, it received all necessary approvals and permits from the relevant governmental authorities; no material litigation, or threat of litigation, exists that would have an adverse effect on the property; it has good and marketable title to the property; and it has no undisclosed subsidiaries, divisions, joint ventures or partnerships.

•	Construction Information. Upon demand, the borrower must give us reports setting forth all accrued project costs, all project costs projected to complete the project, any variance between actual and projected project costs and the amount set forth in the borrower’s budget and all changes from the previous report.

•	Contractors and Subcontractors. We reserve the right to reasonably approve all contractors and subcontractors. The borrower must give us a list of all contractors, and keep such list current when there are any changes. Each list must contain information regarding each contractor and subcontractor including the status, cost and other material aspects of the services provided or to be provided.

•	Sale or Other Encumbrance. If the borrower sells, assigns, transfers, conveys, pledges, hypothecates, mortgages, encumbers with financing, or otherwise alienates, whether voluntarily or involuntarily or by operation of law, the property securing the loan, or any part thereof, without our prior consent, we reserve the right to declare the loan, including a prepayment fee, immediately due and payable. Any change in ownership, form of entity or ownership of the stock of the borrower is deemed a transfer.

•	Insurance. The borrower is required to maintain the following lines of insurance prior to completion of improvements: builders “all risk” insurance; after completion of improvements, property “all risk” insurance; combined single limit general liability insurance in the amount of $2,000,000; and all other insurance required by law or as we may reasonably require from time to time.

•	Reporting Requirements. The borrower must notify us of the following matters, as soon as the borrower learns of such matters: any litigation affecting or relating to the borrower, the guarantor, the project or the property; any dispute between the borrower and any governmental agency; any threat or commencement of condemnation proceedings; any event of default; and any change in the executive management personnel of the borrower. In addition, the borrower must provide us with monthly status reports with respect to the project, the borrower’s quarterly financial statements, the borrower’s and guarantor’s annual financial statements and any audited financial information applicable to the borrower or guarantor.

•	Governing Law. Nevada law governs the construction and enforcement of all loan documents. Further, the borrower must agree that any actions must be brought in Clark County, Nevada. In addition, the borrower must waive its right to a jury trial.

After the funding of a mortgage loan, our manager is responsible for servicing and managing the mortgage loan. Since our manager may delegate loan-servicing activities to a third party, our manager has designated USA Commercial Mortgage Company to service our loans. In this regard, USA Commercial Mortgage Company maintains all loan documents, makes or manages construction loan disbursements, collects or manages loan payments, enforces or manages the enforcement of mortgage loans and engages in other loan administrative services.

All aspects of the selection, due diligence, document preparation, origination, servicing and managing of or for our mortgage loans are conducted by our manager and its affiliates through their offices in Las Vegas, Nevada.

Investment Guidelines

Our loans are not insured or guaranteed by any governmental agency or private mortgage insurance company. Our loans are selected for investment pursuant to the guidelines set forth below, which guidelines are designed to set standards for the quality of the real property security given for the loans. Our primary investment objective is to generate and distribute cash flow from our operations. In addition, our manager may revise our investment objective and policies without the approval of investors.

1. Priority of Deeds of Trust. Our loans are secured by first deeds of trust that encumber the relevant real property or real property interest. Our loans may also be secured by second deeds of trust on other property. For the purposes of this annual report, the terms “deed of trust” and “mortgage” mean both a deed of trust and a mortgage.

2. Geographic Area of Lending Activity. We invest in loans secured by real property located primarily in the United States. However, our manager has sole discretion to invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States.

3. Loan-to-Value Ratios. Our loans generally do not exceed the loan-to-value percentages listed below, based on the value of the underlying property as determined by an independent written appraisal or otherwise at the time the loan is made or by our manager based on other factors. Our manager maintains any real property appraisal supporting a loan in its records for at least five years. At the request of any member, our manager will make any such records available for inspection and duplication. We charge a nominal cost for any copies.

Type of Property/Loan	Loan-to- Value Ratio
Residential subdivisions	75%
Commercial property, including but not limited to multi-unit residential property, office buildings, industrial and warehouse facilities, retail stores, shopping centers, motels, self-storage facilities and senior housing	75%
Unimproved land	60%

When determining appraisals and loan-to-value ratios for construction loans, our manager may assume that all of the improvements for which the loan is being sought are completed. In addition, we do not apply our loan-to-value ratios to purchase-money financing that we offer to sell any real estate that we may acquire through foreclosure, or to refinance any existing loan that is in default at the time of maturity. In such cases, our manager is free to accept any reasonable financing terms that it deems to be, in its sole discretion, in our best interests.

Our manager, in its sole discretion, may increase these loan-to-value ratios if the borrower obtains mortgage insurance or if a particular loan is supported by credit adequate to justify a higher loan-to-value ratio. Please note that our manager does not anticipate obtaining or requiring a borrower to maintain mortgage insurance. Our manager can increase the loan-to-value ratio of unimproved land to an absolute maximum of 75%, provided that the unimproved land is already entitled, a tentative map has been approved for the unimproved land or our manager believes that the borrower is likely to secure key entitlements.

4. Terms of Loans. Although our loans generally have a term of between one and three years, we may make loans with a shorter maturity if our manager believes, in its sole discretion, that the loans represent a sound investment opportunity. Loans that we purchase an interest in may have a shorter term remaining than one year when we purchase such interest. Most of our loans will require that the borrower make interest payments only during the loan term, and a substantial “balloon payment” at the end of the term. Many borrowers do not have funds sufficient to make this balloon payment and, consequently, must refinance or sell the underlying property.

5. Escrow Conditions. Our loans are funded through an escrow account handled by a qualified title insurance company, escrow company or other qualified company performing similar functions. The escrow agent is typically instructed not to disburse any of our funds out of escrow to fund the loan until:

•	Satisfactory title insurance coverage has been obtained for the loan, naming us as the insured and providing title insurance in an amount equal to the principal amount of the loan. Title insurance insures only the validity and priority of our deed of trust, and does not insure us against other losses, such as diminution in the value of the property, over-appraisals, borrowers’ defaults, etc.

•	Satisfactory fire and casualty insurance has been obtained for the property underlying the loan, naming us as loss payee and providing insurance in an amount equal to the principal amount of the loan. Fire insurance is not required where a loan is secured by unimproved land.

6. Absence of Mortgage Insurance. Our manager does not arrange for mortgage insurance, which would afford some protection against loss if we foreclosed on a loan encumbering property with insufficient equity to repay all sums owed.

7. Fund as Payee. Loan documents (notes, deeds of trust, etc.) and insurance policies generally name us as payee. In the event of our participation with other lenders in making loans or our purchasing of fractional interests in mortgage loans, all lenders are named. When we begin fully funding our own mortgage loans, we anticipate that loans will be written in our name, with the exception of loans that we purchase and loans that are contributed by investors in exchange for our membership units which are originally written in the name of the original lender or investor. These loans will be assigned to us when they are purchased or contributed.

8. No Loans to Manager or its Affiliates. We generally do not make loans to our manager or to any of its affiliates, except for financing extended as part of a sale of real estate owned as a result of foreclosure.

9. Purchase of Loans from Manager or Affiliates. We have purchased pre-existing loans, or fractional interests of pre-existing loans, that are secured by first deeds of trust from USA Capital Diversified Trust Deed Fund, LLC, an affiliate of our manager, and may purchase additional interests in loans from third parties, so long as any such loan is not in default and otherwise satisfies our lending guidelines. Our purchase price for any such loan is equal to a proportionate share of the loan balance with respect to the purchase of a fractional loan interest.

10. Loan Diversification. Until such time as $100,000,000 in units has been sold, no one loan, or interest in a loan, will exceed $20,000,000. Once $100,000,000 in units has been sold:

•	No loan, or interest in a loan, made or purchased thereafter will exceed 15% of all of our loans outstanding at the time of the loan; and

•	No more that 25% of our loans outstanding at any time will thereafter be made to a single borrower, together with any affiliates of such borrower.

As of February 29, 2004, our loan portfolio consisted of investments in 13 mortgage loans in the aggregate amount of $9,575,640. Because we have not yet sold $100,000,000 in units, we are not required to comply with these diversification guidelines. As a result, if any single borrower or loan is in default, it could have a material adverse effect on our financial performance and ability to pay distributions.

11. Loan Participations. We participate in the funding of loans with other lenders, so long as the loan otherwise meets our lending guidelines. We may fund new loans by ourselves or we may participate in the funding of such loans with:

•	Mortgage funds or investment vehicles that are affiliated with us; or

•	Third parties that are clients of USA Commercial Mortgage Company or its affiliates.

When we participate in funding a new loan with third parties each party will have a fractional interest in the new loan equal to the proportion of the loan that each party funded.

12. Reserve Fund. A contingency reserve fund may be retained for the purpose of covering our unexpected cash needs. The amount of any such reserve fund will be established by our manager, but in no case will the amount of the reserve fund be less than 1% of the offering proceeds. This reserve fund may be held in cash, bank accounts, certificates of deposit, money market accounts, short-term bankers acceptances, publicly traded bond funds or other liquid assets. The yield from investments of reserve funds may not be as high as the yield that would result if such reserve funds were invested in loans. The principal purpose of the reserve fund will be for other unexpected cash flow needs, not for investor redemptions, and our manager will not be required to use reserve funds to meet requested investor redemptions.

13. Leasehold Financing. We may also make, buy or participate in loans that are secured by first deeds of trust that encumber leasehold interests in undeveloped land and residential and commercial developments located in the United States. In leasehold loans, the borrower does not own the land, but has the right to occupy and develop the land under a long-term ground lease with the owner of the land. The borrower’s leasehold interest in the land (i.e., the right to occupy and use the land under the terms of the ground lease), serves as security for our loan rather than a fee interest in the land. Loans secured by leasehold interests pose additional risks to the risks associated with loans secured by a fee interest in land. In this regard, we attempt to prevent the termination of the ground lease by securing from the owner of the real property copies of any default notice to the borrower and the right to cure any such default.

Mortgage Loan and Portfolio Summary

As of February 29, 2004, our loan portfolio consisted of investments in 13 mortgage loans in the aggregate principal amount of $9,575,640. We generally categorize our loans as either acquisition, development, bridge or construction loans, where:

•	“Acquisition” loans are generally loans used to acquire the underlying real property;

•	“Development” loans are generally loans used for the vertical construction of residential or commercial properties on which the particular residential or commercial development is to be built (i.e., sever, water, roads, etc.);

•	“Construction” loans are generally loans used for the vertical construction of residential or commercial properties (i.e., concrete, framing, roofing, etc.) and loans that include acquisition, development, and construction components; and

•	“Bridge” loans are generally loans used for the refinancing of existing real property whether land, residential developments or commercial buildings.

The following table provides summary information as to our loan portfolio at February 29, 2004, where all percentages are approximate and, due to rounding, may not add up to 100%.

Type of Mortgage Loan	Number Out- Standing	Aggregate Balance Out- Standing	% of Loan Portfolio	Range of Interest Rates	Weighted Average of Interest Rates	Range of Remaining Term (Months)	Weighted Average of Remaining Term (Months)
Acquisition	4	$1,136,000	11.9%	11.0%-12.0%	11.8%	7.6-12.1	8.7
Bridge	4	$4,456,000	46.5%	12.5%-14.0%	12.8%	4.0-20.1	7.7
Construction	1	$368,649	3.8%	13.0%	13.0%	5.3	5.3
Development	4	$3,614,991	37.8%	12.0%-13.5%	12.3%	3.3-14.0	10.1

Total	13	$9,575,640	100.0%	11.0%-14.0%	12.5%	3.3-20.1	8.6

Due to the short-term nature of our loans, the variety of loans we make and the continuous changes in the marketplace, the information regarding our loan portfolio as of February 29, 2004 may not reflect our loan portfolio in the future.

Our investments in mortgage loans are secured by deeds of trust encumbering a wide range of real property or real property interests. The following table provides a summary of the types of real property or real property interests that secure our investments as of February 29, 2004.

Type of Real Property or Real Property Interest	Number of Loans		Aggregate Balance Outstanding	% of Loan Portfolio
Residential Subdivisions	3.5	*	$1,666,070	17.4%
Commercial Property	5.5	*	$6,773,570	70.7%
Unimproved Land	4		$1,136,000	11.9%

Total	13		$9,575,640	100.0%

*	The fractional numbers appearing in the table above represent a loan made to develop both residential and commercial property.

We have invested in mortgage loans secured by real property located in seven states. Although we may invest in loans securing property in any state, or to a limited extent abroad, the majority of the loans in our portfolio are secured by real property located in the southwestern United States. As of December 31, 2003, approximately 70% of our loan portfolio was invested in loans in either Arizona or California. As a result of this geographical concentration of our mortgage portfolio, a downturn in the local real estate markets in Arizona or California could have a material adverse effect on us. The following table lists the geographic location of the collateral, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of February 29, 2004.

State	Number of Loans	Aggregate Balance Outstanding	% of Loan Portfolio
Arizona	3	$5,111,000	53.4%
California	3	$1,518,499	15.9%
Nevada	3	$966,000	10.1%
Illinois	1	$835,141	8.7%
Florida	1	$775,000	8.1%
Texas	1	$170,000	1.8%
New Mexico	1	$200,000	2.1%

Total	13	$9,575,640	100.0%

As of February 29, 2004, none of our loans was impaired or non-performing. We characterize a mortgage loan as “non-performing” if the payment of principal or interest is 120 days past due and as “impaired” if we will be unable to collect all amounts due according to the terms of the loan. If and when we have impaired or non-performing loans, our manager will evaluate the collectibility of such mortgage loans in light of the types and dollar amounts of loans in our loan portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and underlying collateral. Our manager then will determine if the underlying values of assets securing the impaired or non-performing mortgage loans are sufficient to realize the carrying value. If such loans are sufficiently secured, we will not make an allowance for loan losses with respect to such mortgage loans.

Loan Repayment

Depending on the nature of a loan and the purposes for which the borrower is seeking the loan, a borrower may repay its loan from the sale, lease or refinance of the real property that secures such loan or from other sources. Land development loans, such as loans used to finance the cost of entitling and subdividing land, are generally repaid from the sale of the entitled, subdivided land to other developers or homebuilders. Construction loans to residential homebuilders are typically repaid from the sale of the completed homes. In contrast, construction loans to commercial developers are typically repaid either from a sale or refinancing of the project. Bridge loans can be repaid from the sale or refinancing of the property or from other sources of funds that the borrower has access to.

Credit Evaluations

Our manager considers the income level and general creditworthiness of a borrower to determine that borrower’s ability to repay the relevant loan, however, such considerations are subordinate to our manager’s determination that the value of the property, which may be on an “as constructed” basis with respect to a construction loan, is sufficient to satisfy the loan-to-value ratios described above or other loan-to-value ratios that our manager deems appropriate for any particular loan. Therefore, we may invest in loans to borrowers who (i) are in default under their other obligations for the purpose of debt consolidation or (ii) do not have sources of income that would be sufficient to qualify for loans from other lenders such as banks or savings and loan associations.

Some, but not all of our loans are also guaranteed by third parties, such as principals or affiliates of the relevant borrower. We strongly prefer that both the borrower and any guarantor submit financial statements to us prior to making any loan. The primary source of repayment of any loan is generally from the sale or refinancing of the property, not from the borrower’s own resources or from any guarantor. Our manager exercises its business judgment in deciding which of our loans will be guaranteed. If a borrower is unable to repay its loan at maturity or if the borrower defaults under the loan, we generally foreclose on and subsequently sell the property. If the sales proceeds are inadequate to repay the loan and costs of foreclosure, we may be precluded from seeking the deficiency from the borrower, either because the loan is a nonrecourse loan or due to the effect of certain legal protections afforded to borrowers generally. If the loan is guaranteed, although we attempt to require the guarantor to waive legal defenses, the guarantor may be able to raise such defenses available to guarantors generally that would impair our ability to seek a deficiency judgment from the guarantor.

Sale of Loans

We have and will invest in mortgage loans. We do not expect to engage in real estate operations in the ordinary course of business, except as may be required when we foreclose on the property securing one of our mortgage loans. We do not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business. However, we may occasionally sell mortgage loans (or fractional interests therein) when our manager determines that it to be advantageous for us to do so, based upon then current interest rates, the length of time that we have held the loan and our overall investment objectives.

Enforcement of Security Interests

If one of our loans goes into default, the range of responses that our manager may take with respect to the default vary depending on the nature of the default and the circumstances existing at the time of the default. These responses may include, without limitation, granting additional cure periods to the borrower, requiring the borrower to contribute additional funds to the project, refraining from funding future phases of construction, replacing the borrower with an independent construction manager to supervise the completion of the project, seeking a receiver to oversee the completion of the project, installing professional management of the property, foreclosing non-judicially under the mortgage or deed of trust or taking such other loan enforcement actions as are typically undertaken by commercial lenders in the state that governs the enforcement action, negotiating and accepting a deed in lieu of foreclosure, and/or commencing legal action against the borrowers or against any guarantors of the loan if our manager determines that such actions are prudent under the circumstances. Our manager also may forgive debt or modify the economic terms of the loan (e.g., altering the rate of interest, extending the maturity date or altering the payment obligations) if it believes such actions are advisable under the circumstances.

In addition, the manner in which we enforce our rights under a mortgage or deed of trust depends on the laws of the state in which the property is situated. Depending on local laws, we may be able to enforce our mortgage or deed of trust by judicial foreclosure or by non-judicial foreclosure through the exercise of a power of sale. Local laws also dictate, among other things, the amount of time and costs associated with a judicial or non-judicial foreclosure sale, whether we would be entitled to recover a judgment or deficiency judgment for the resulting shortfall if the proceeds from the sale of the property are not sufficient to pay the debt, either concurrently with or following a judicial or non-judicial sale, whether there are limits as to the amount of any deficiency judgment and whether the borrower would have a right to redeem the property following a judicial or non-judicial sale. If a borrower defaults under one of our loans, before commencing enforcement actions, our manager, as the loan servicer, evaluates the applicable laws, and consider the enforcement practices typically undertaken by commercial lenders in the state in which the property is located.

In some instances, a loan may be both secured by real property and guaranteed by a third party guarantor. In this instance, if a deficiency remains on a loan, we may attempt to enforce the guaranty against the guarantors. Depending on local laws, a guarantor may have defenses that would impair our ability to enforce its guaranty. Additionally, when appropriate, we may enter into certain assignment agreements with the borrower, pursuant to which the borrower assigns its rights to us with respect to engineering contracts, architects contracts, plans and drawings, construction contracts and permits, licenses, franchises and authorizations. These agreements allow us to exercise the rights of the borrower under a specified contract or agreement upon the borrower’s default.

Other matters, such as litigation instituted by a defaulting borrower or the operation of the federal bankruptcy laws, may either delay enforcement of the lien on a property securing a defaulted loan or, in certain circumstances, reduce the amount realized from the sale of a foreclosed property.

Competition

The mortgage lending business is highly competitive. We compete with other persons, entities, institutional lenders and others engaged in the mortgage lending business. Our primary competitors are conventional lenders, such as commercial banks, thrifts, conduit lenders, insurance companies, mortgage brokers, pension funds and other financial institutions, and non-conventional lenders, much like ourselves, who offer secured loans on an expedited basis for higher fees and rates than those charged by conventional lenders. Many of our competitors have greater resources and greater experience than we and may have other advantages over us in conducting their business and providing services to potential borrowers. There can be no assurance that we will find suitable investment opportunities in the future.

Regulations

We are subject to federal, state and local laws and regulations applicable to all businesses and to the mortgage lending industry. Generally, our management and investment practices are not supervised or regulated by any federal or state authority, except that certain aspects of our operations and/or the operations of our affiliates are subject to supervision or regulation by the Nevada Mortgage Lending Division, the Nevada Securities Division and the Securities and Exchange Commission. In addition, we may be subject to state and local regulation and licensing as a result of our lending activities in certain states.

Since our core business is regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. We cannot assure members that federal, state or local laws, rules or regulations will not be amended or adopted in the future that could make compliance much more difficult or expensive.

Leveraging the Portfolio

We may leverage our loan portfolio by obtaining a revolving credit facility from a third party lender. The credit facility would be used primarily, but not exclusively, to fund new loan opportunities that arise prior to the maturity of our then-existing loans. The credit facility could also be used for other purposes. Our manager would not be required to draw on the credit facility in order to fund monthly distributions or investor withdrawals, although it could do so in its sole discretion. As of the date of this annual report, we have not entered into a binding loan agreement with any third party lender and there is no assurance that we will ever obtain a revolving credit facility or that such a credit facility, if obtained, would be in place during the entire life of USA Capital First Trust Deed Fund. If we are unable to obtain a revolving credit facility or are unable to maintain a revolving credit facility for the entire life of USA Capital First Trust Deed Fund, then we will not be able to avail ourselves of the advantages of, and hence subject ourselves to the risks associated with, leveraging the loan portfolio, either during the life of USA Capital First Trust Deed Fund or during those periods that we do not have access to a revolving credit facility.

Leveraging our loan portfolio would better enable us to keep our funds invested in loans, rather than invested in short-term certificates of deposit, money market funds or other liquid assets that may not yield a return as high as the anticipated return to be earned on our loans. For example, if an existing loan matures, it may be several months or more before we could reinvest the loan proceeds in a new loan. During that period, the loan proceeds would be invested in one of the short-term investments described above. By using the credit facility, we could decrease the time funds are invested in such short-term investments by allowing us to make new loans as loan opportunities arise, rather than waiting for existing loans to pay off or new investor funds to accrue, in order to make such new loans. By leveraging our loan portfolio, we might also be able to increase our yield. This increased yield will result if the interest earned by us on our leveraged loans exceeds the interest that must be paid by us on the funds borrowed from a third party lender. This spread between the interest earned on a leveraged loan and the interest paid on the borrowed funds used to make the loan would accrue to us.

The credit facility would be intended to be repaid primarily from loan payoffs as our then-existing loans mature, although it might also be repaid from new investor funds or distributions that an investor has elected to reinvest in USA Capital First Trust Deed Fund. Any investor who has elected to reinvest his or her distributions will be credited with the purchase of additional units on the effective date of reinvesting, even if the distributions are used to repay the credit facility.

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

The properties that secure our loans may contain, or may become contaminated with, toxic or hazardous substances. While our manager makes reasonable investigations into whether the properties contain toxic or hazardous substances prior to making or purchasing a loan that is secured by such real property, these investigations will not guarantee that the real property is free of toxic or hazardous substances, nor can they ensure that the real property does not become contaminated with toxic or hazardous substances subsequent to the closing of the loan.

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

We generally do not participate in the on-site management of any facility on property that secures one of our loans in order to minimize the potential of liability for cleanup of any environmental contamination under applicable federal, state or local laws. However, where we have taken title to contaminated property due to foreclosure or otherwise, our manager may determine that it is in our best interests to cause the property to be cleaned up. As a result, we may incur full recourse liability for the entire cost of any such removal and cleanup and liability to tenants and other users of the affected property, or users of neighboring property, including liability for consequential damages. It is possible that these obligations, collectively, may exceed the value of the property.

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

Item 2. Properties.

We maintain our offices at the offices of our manager at 4484 South Pecos Road, Las Vegas, Nevada 89121. Although we do not own or lease any real property, we may be forced to initiate foreclosure proceedings on real property in the event that any of our borrowers are unable to satisfy their obligations to us. The real property securing our mortgage loans may include raw and undeveloped land, commercial property, residential buildings and leasehold interests. If we are forced to foreclose on our security interests, we intend to negotiate with potential purchasers of such property. We do not intend to invest in or own real property or real property interests.

Item 3. Legal Proceedings.

As of March 1, 2004, we were not involved in or a party to any legal proceedings. In the future, we may, from time to time, become a party to legal proceedings arising out of our business. With respect to the legal proceedings involving our manager and the members of its management team, see Item 10, “Directors and Executive Officers of the Registrant—Legal Proceedings Involving Our Manager and its Management Team.”

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our membership units. We do not anticipate that one will ever develop. Further, the transfer and redemption of our membership units are restricted by our operating agreement and applicable securities and tax laws and the ability of our manager to withhold its consent with respect to a proposed transfer of units. As of March 1, 2004, we had the following membership units outstanding held by the following number of persons:

Class	Units Outstanding	Holders
Class A	552.0235	81
Class B	257.2042	54
Class C	1,283.8763	115
Class D	10.0000	1

Total	2,013.1040	210

As 41 members hold multiple classes of units, the investors in each class do not add up to the total number of investors. The Class D membership units have been issued to our manager, USA Capital Realty Advisors, LLC. The Class A, Class B and Class C membership units were issued pursuant to our Registration Statement on Form S-11, which was first declared effective by the Securities and Exchange Commission on November 8, 2002 and, as a result of our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, was subsequently declared effective on July 7, 2003 (File No. 333-59362).

We do not maintain any equity compensation plans and, as a result, have not authorized any securities for issuance with respect to any equity compensation plans.

Distribution Policy

Pursuant to our operating agreement, we make distributions from “distributable amounts from operations.” In terms of the order of our distributions, we pay monthly preferred returns to holders of our Class A, Class B and Class C membership units. As of March 1, 2004, our Class A, Class B and Class C membership units were entitled to receive preferred returns of 9%, 10% and 11% per annum, respectively. The payment of our preferred returns are on a cascading basis, whereby:

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

The payment of any preferred returns are limited by the requirement that any prior preferred returns that have not been paid, but are payable, are paid in full to members prior to the distribution of any subsequent preferred returns to members.

Once the monthly preferred returns are paid to holders of our Class A, Class B and Class C membership units, the remaining cash available for distribution, if any, may be distributed 40% to holders of our Class A, Class B and Class C membership units, on a pro rata basis, and 60% to our manager as the sole holder of our Class D membership units.

Receipt Versus Reinvestment of Distributions

Upon subscription for our units, our members may elect to either receive monthly cash distributions or have their monthly cash distributions reinvested for the term of their holding periods. The ability to reinvest distributions is dependent upon whether investors remain qualified to purchase units and whether the units are registered under the Securities Act or are exempt from registration. If investors have elected to receive their distributions, they will receive their cash payments promptly after the end of each calendar month. If investors have elected to reinvest their distributions, said distributions will be applied toward the purchase of whole or fractional units, as the case may be, in the amount of such distributions as of the first day of the succeeding calendar month. The additional units issued will be of the same class and will bear the same preferred return as the underlying units. Our members do not have the right to demand distributions from us in any form other than cash. In addition, our members may not receive distributions to the extent that such distributions would cause our liabilities (other than liabilities to members on account of their respective membership units) to exceed the fair value of our assets.

We will retain the reinvested distributions for investing in further mortgage loans or other proper purposes. The distributions from these further loans will be allocated among all investors; however, if investors reinvest their distributions, they will be credited with a larger proportionate share of distributions than investors who receive their distributions in cash since the amounts that they have invested with us will increase relative to the amounts invested by investors who did not reinvest their distributions.

Calculation of Distributions

Investors can only become members on the first or fifteenth day of the month. An investor’s monthly distributions begin to accrue on the day the investor becomes a member, provided that if the first or fifteenth day of the month is not a business day, monthly distributions will not begin to accrue until the first business day after such investor becomes a member. We define a business day as a day on which our manager’s office is open for business.

The monthly distributions to members are based on both the preferred return attributable to the class of units the investor has chosen to invest in and the “distributable amounts from operations.” Our operating agreement defines “distributable amounts from operations” as the amount of cash equal to our accrued income from our operations and from the investment, sale, refinancing or other disposition of our assets during the relevant calendar month, less accrued expenses, depreciation, amortization and reasonable reserves as determined by our manager.

Since we calculate our “distributable amounts from operations” on an accrual basis, our manager relies on, in part, the projected returns from our loans, including loans that may be either impaired or non-performing, but have sufficient security to satisfy the amounts owed to us. We will characterize a mortgage loan as “non-performing” if the payment of principal or interest is 120 days past due and as “impaired” if we will be unable to collect all amounts due according to the terms of the loan. As a result, since we authorize distributions to our members, in part, based on projected income, our members will incur the tax burden with respect to such projected income in the year the income is deemed earned. If our manager is not able to recover the amounts owed from an impaired or non-performing loan, we will be required to offset loss on these loans against future income and, as a result, will have less cash to distribute to our members. Accordingly, due to our revenue recognition policy whereby we recognize income on an accrual basis, i.e., on the projected returns of our loans, we fund our distributions from interest income received and, when necessary, cash received from subscriptions of our membership units.

Preferred Returns

The preferred returns for each class relate to the right of members to receive a specified allocation of distributions from us and are “preferred” in that the returns are paid before we can make any other distributions to members. Although the preferred return is an annual rate that we propose to pay on a monthly basis, there is no assurance that we will generate sufficient cash flow from operations to pay the preferred returns on a monthly basis, if at all. As a result, the preferred returns payable to investors do not represent guaranteed payments, and the returns paid to investors may actually be less than the stated preferred returns payable to investors. The preferred return for each class is determined by our manager, in its sole discretion, at the time each subscription for units is accepted by our manager. Accordingly, although the preferred return for any unit is established at the time of subscription or renewal and fixed throughout the applicable holding period for the unit, the preferred return for each class is subject to change, from time to time, by our manager for any unit issued as of another date and will be applicable only to such units of the same class issued on the same date. Accordingly, since the preferred returns for each class will vary during the course of the offering, as adjusted by our manager, in its sole discretion, in light of applicable market conditions, the preferred returns for the classes will be maintained for units issued only as of any one date and may vary for units of the same class issued as of different dates.

The following table summarizes the distributions authorized, reinvested and paid to members and the annual return to members during the year ended December 31, 2003. We did not make any distributions prior to 2003.

	Year Ended December 31, 2003
	Class A	Class B	Class C	Total
Distributions Issued	$11,648	$4,650	$25,238	$41,536
Distributions Reinvested	1,447	1,380	11,946	14,773

Net Distributions Paid	$10,201	$3,270	$13,292	$26,763
Annualized Return	9%	10%	11%

In terms of the source of cash for our distributions, we generally fund our distributions from the net cash provided by our operating activities. However, due to our revenue recognition policy whereby we recognize income on an accrual basis, i.e., on the projected returns of our loans, we may use funds from other sources to fund distributions to members. For example, as part of each loan, we require borrowers to establish reserve accounts that are designed to ensure that sufficient funds are available to satisfy the debt service requirements of their mortgage loans. If interest were owed to us, but had not been paid, we may use funds from these reserve accounts to fund distributions to members. In another example, if we had reason to believe that interest on a mortgage loan would be paid, but paid subsequent to when due, we may use cash on hand to fund distributions to members based on the timely payment of interest on such loan prior to our receipt of such interest. In a final example, if we were to obtain a line of credit, and if we did not have sufficient cash on hand to pay distributions due to the investment of distributable amounts from operations being invested in mortgage loans, we may use funds from our line of credit to fund distributions to members.

The following table summarizes the interest income received, the cash paid to vendors and the net distributions paid to members during the years ended December 31, 2003 and 2002 and the period from our inception to December 31, 2001.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Inception to December 31, 2001
Interest Received	$40,150	$—	$—
Cash Paid to Vendors	(14)	—	(171)

Net Cash provided by (used in) Operating Activities	$40,136	—	$(171)
Net Distributions Paid	$(26,763)	—	—

Balance	$13,373	—	$(171)

Use of Proceeds

Through our Registration Statement on Form S-11, as amended (File No. 333-59362), we registered an aggregate of 24,000 membership units at a purchase price of $5,000 per membership unit for an aggregate offering amount of $120,000,000. Of the 24,000 membership units, we registered 12,000 Class A membership units, 8,000 Class B membership units and 4,000 Class C membership units, where such units differ only with respect to the relevant holding periods for the units and the relative preferred returns applicable to the units. Pursuant to this offering, investors are required to purchase a minimum of two units, for $10,000 and cannot purchase fractional units. The offering includes units issued under our distribution reinvestment plan.

We have satisfied our minimum offering amount by selling 300 membership units by September 30, 2003 for aggregate offering proceeds of $1,500,000. Due to the satisfaction of the minimum offering amount, the offering proceeds have been released from escrow. We are continuing to sell membership units pursuant to our registered offering. As of March 1, 2004, we have sold 2,103.104 units representing a capitalization of $10,515,520, where such units consist of 552.0235 Class A Units, 257.2042 Class B Units and 1,283.8763 Class C Units. Of our outstanding units, we issued 2.084 of Class A Units, 1.2042 of Class B Units and 15.8763 of Class C Units through our reinvestment program, and redeemed 2.0605 Class A Units.

The following table contains information on our use of the gross proceeds of this offering as of December 31, 2003.

	As of December 31, 2003	Percent of Offering
Gross Offering Proceeds*	$6,075,000	100.0%
Less Selling Commissions and Expenses	0	0%
Less Organizational Expenses	0	0%
Less Investment in Mortgage Loans	$(5,642,444)	92.9%

Cash Balance	$432,556	7.1%

*	During the year ended December 31, 2003, although we received $6,075,000 in proceeds from our public offering, we did not formally accept $475,000 toward the purchase of membership units until after December 31, 2003.

Although USA Securities, LLC and its selected dealers are entitled to selling commissions of up to 3.0% of the price of each unit sold, the selling commissions are payable by our manager and, as a result, will not impact the proceeds to be received by us. Accordingly, the net proceeds from this offering are calculated without including offering expenses, such as legal and accounting expenses, reproduction costs, selling expenses and filing fees paid to the Securities and Exchange Commission, and State securities regulatory agencies. Our manager has agreed to pay all such offering expenses, and all of our organizational expenses, without seeking reimbursement.

Pending investment in additional mortgage loans, we may invest proceeds from our registered offering in relatively safe, short-term liquid investments such as U.S. Treasury bills, notes or bonds, certificates of deposit or commercial paper. In addition, our manager may set aside such amounts as it deems appropriate to meet our unexpected cash needs, including such cash needs as may arise if one of our loans goes into default or if additional cash is required to pay our preferred returns.

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

	Year Ended December 31, 2003	Year Ended December 31, 2002	Inception to December 31, 2001
Statement of Operations Data
Revenues:
Interest income	$86,412	$—	$—
Costs and expenses:	14	—	171

Net income (loss) from operations	$86,398	$—	$(171)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Inception to December 31, 2001
Balance Sheet Data
Assets:
Cash and cash equivalents	$500,758	$49,829	$49,829
Investments in mortgage loans	5,642,444	—	—
Interest and other receivables	46,262	—	—
Deferred registration costs	—	371,728	136,070

	$6,189,464	$421,557	$185,899

Liabilities and members’ equity:
Accounts payable and accrued expenses	$—	$—	$—
Management fee payable	—	—	—
Members’ equity	6,189,464	421,557	185,899

	$6,189,464	$421,557	$185,899

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

Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by regulatory authorities; competition we face or may face in the future; our ability to continue to raise proceeds from our offering of membership units; our ability to identify investments the risk of default by our borrowers; our dependence on key employees; potential fluctuations in our quarterly results; general economic and business conditions and other factors detailed from time to time in our reports filed with the Securities and Exchange Commission.

Overview

We were organized on February 16, 2001 and have conducted limited business operations. As of March 1, 2004, we have sold 2,103.104 units representing a capitalization of $10,515,520. The proceeds from the sale of these membership units have primarily been used to purchase fractional interests in or to otherwise invest in mortgage loans in the United States. We have limited assets and a brief operating history. Our operations have been limited to our registered offering of membership units and, more recently, investing in mortgage loans where our collateral is secured by real property located in the United States. We may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States. Our manager has and will continue to select mortgage loans for us, and assist us by obtaining, processing and managing these loans. We believe that an adequate number of additional opportunities to invest in mortgage loans exists.

We do not anticipate hiring any employees, acquiring any fixed assets such as office equipment or furniture or incurring material office expenses during the next 12 months as we will be utilizing our manager’s personnel and office equipment. Other than the asset management and loan servicing fee we pay our manager, we will not pay our manager any overhead or other compensation for providing us with its personnel and equipment.

Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our manager to make estimates and assumptions that will affect reported amounts of assets, liabilities and the disclosure of contingent liabilities. Due to the inherent uncertainty of such estimates, our actual results may differ and our estimates and assumptions may require revision in future periods. We will apply key accounting policies with respect to revenue recognition, the impairment of mortgage loans, the allowance for loan losses, the fair value of financial instruments, the lack of distinction between comprehensive income and net income and income taxes.

Revenue Recognition. Interest income on our mortgage loans accrues by the effective interest method. Interest revenue will generally be suspended when a loan is impaired or non-performing. A loan will be considered non-performing when the payment of principal or interest is 120 days past due. A loan will be deemed impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the terms of the loan. We will not hold loans for resale, prepare loan documents or service any loans. As a result, there will be no revenues from loan fees, collection fees or similar charges.

Allowances for Loan Losses. When deemed necessary, we will set an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions. Actual losses on loans will be recorded as a charge-off or reduction of the loan loss reserve. Subsequent recoveries of loan amounts previously charges off will be recorded as an increase to the loan loss reserve.

Fair Value of Financial Instruments. The carrying amounts of cash, interest receivables, prepaid expenses and other current assets due from affiliates, accounts payable and accrued expenses and amounts due the manager will approximate fair value due to their short maturities. The carrying value of investments in mortgage loans, net of the allowance for the loan losses, will approximate fair value, which will be estimated based upon the projected cash flows discounted at the estimated current rates at which similar loans with similar collateral would be made.

Results of Operations

Years Ended December 31, 2003 and 2002

During the year ended December 31, 2003, we generated revenues of $86,412, compared to $0 during the year ended December 31, 2002. During the year ended December 31, 2003, our revenues consisted of $86,412 in interest earned from investments in mortgage loans and $0 in other income. The increase in revenue in 2003 resulted from our initial investment in mortgage loans and interest earned from such loans.

During the year ended December 31, 2003, we incurred expenses of $14, compared to $0 during the year ended December 31, 2002. During the year ended December 31, 2003, our manager waived $15,813 in management fees. Accordingly, during the year ended December 31, 2003, we generated a net income of $86,398, compared to a net income of $0 during the year ended December 31, 2002.

Liquidity and Capital Resources

Since our inception, our principal capital resources have been the payment of our offering and administrative expenses by our manager and the proceeds from our registered offering of membership units. Our manager has paid and will continue to pay the registration and organization costs we incur, including accounting, legal and administrative expenses and fees. During the year ended December 31, 2003, our manager paid $297,116 for expenses related to our registration and organization. This amount, along with the $235,658 and $136,070 paid by our manager in registration costs in the year ended December 31, 2002 and from February 16, 2001 to December 31, 2001, respectively, were reclassified as other comprehensive income (loss) in the year ended December 31, 2003. Prior to the minimum offering amount for our registered offering and breaking escrow, these deferred costs were recorded as capital contributions during the respective periods they were incurred. With respect to our registered offering, as of March 1, 2004, we have sold or reinvested distributions in 2,103.104 units, representing a capitalization of $10,515,520. As of March 1, 2004, we have redeemed 2.0605 Class A Units.

At December 31, 2003, we held $500,758 of cash, compared to $49,829 of cash held as of December 31, 2002. The increase in cash resulted primarily from the receipt proceeds from the sale of our units in our registered offering, less amounts invested in mortgage loans. Although a substantial portion of our assets may be classified as current assets, i.e., assets convertible into cash within 12 months, our current assets consist primarily of our investments in mortgage loans that mature within 12 months. As a result, although we maintain positive working capital, the working capital concept may not be particularly meaningful as it relates to our operations. During the year ended December 31, 2003, our members’ equity was $6,189,464, compared to $421,557 for the year ended December 31, 2002. In the year ended December 31, 2002, members’ equity was primarily attributable to deferred registration costs which were reclassified and recorded as other comprehensive income (loss) against out manager’s capital contributions in the year ended December 31, 2003. The increase in members’ equity for the year ended December 31, 2003 resulted primarily from the placement of membership units and the receipt of interest on our investments in mortgage loans.

During the years ended December 31, 2003 and 2002, our operating activities provided net cash of $40,136 and $0, respectively. During the year ended December 31, 2003, the interest received from our mortgage loan investments of $40,150 was offset by the cash paid to vendors of $14.

During the years ended December 31, 2003 and 2002, our investing activities utilized net cash of $5,642,444 and $0, respectively. During year ended December 31, 2003, we invested in mortgage loans in the aggregate amount $5,642,444, while we did not invest in mortgage loans in the year ended December 31, 2002. As of February 29, 2004, we have received $130,000 in cash from the repayment of mortgage loans. We will continue to invest in mortgage loans as we continue to raise funds through the offering our membership units.

During the years ended December 31, 2003 and 2002, our financing activities provided net cash of $6,053,237 and $0, respectively. During the years ended December 31, 2003 and 2002, we received proceeds of $6,075,000 and $0, respectively, from our offering of membership units. During the same periods we issued distributions, net of reinvestments, of $26,763 and $0, respectively. In addition, in the year ended December 31, 2003, we received a capital contribution from our manager in the amount of $5,000. The net cash provided by financing activities for the year ended December 31, 2003 reflects proceeds from our offering of membership units and additional capital from our manager, less distributions to members. There were no redemptions as of the year ended December 31, 2003.

We have not maintained and do not maintain any off-balance sheet arrangements, where such arrangements include any transactions, agreements or other contractual arrangements to which an unconsolidated entity is a party and where we have an obligation under a guarantee contract, a retained or contingent interest in assets transferred to unconsolidated entity, any obligation under a contract that would be accounted for as a derivative instrument or any obligation arising out of a variable interest in an unconsolidated entity.

Contractual Obligations

Set forth below is a table listing our contractual obligations as of December 31, 2003.

	Payments due by Period
	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities	0	0	0	0	0

Total	$0	$0	$0	$0	$0

Risk Factors

The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations.

Risks Related to an Investment in USA Capital First Trust Deed Fund, LLC

We were organized as a Nevada limited-liability company on February 16, 2001. Due to our recent organization, we have a limited operating history. Further, since our manager has only been organized since January 18, 2001, our manager has a limited operating history as well. In terms of selecting mortgage loan investments, our manager relies upon certain investment objectives and policies that may result in the investment in mortgage loans that underperform due to inadequate loan-to-value ratios, lack of understanding of local real estate markets in other areas, lack of mortgage insurance, properties that are difficult to determine appropriate value, such as leasehold interests, or inadequate loan diversification within our loan portfolio. Further, notwithstanding our investment criteria, since our most of our mortgage loan investments require payments of interest only during the loan term and a large “balloon” payment of principal at the end of the loan term, we risk that the borrower will not be able to make such payment and default on the loan.

With respect to our management, we rely entirely on our manager and its management team, Thomas A. Hantges, Joseph D. Milanowski and Paul S. Hamilton, for the day-to-day management of our business and the selection of our loans. In fact, our manager has the ability to revise our investment policies and strategies without the prior approval of investors. Further, since our manager and its affiliates will receive substantial fees in performing services in our registered offering and in conducting our operations, our manager will face conflicts of interest that may adversely impact our financial results. These conflicts of interest include the compensation payable to our manager and its affiliates without the benefit of arm’s-length negotiation and the ability of our manager and its affiliates to devote time to other business affairs. Finally, the Nevada Revised Statutes and our operating agreement strictly limit the personal liability of our manager and its management team for decisions made and actions taken by them on our behalf.

In calculating member distributions, our manager considers the income earned, but not actually received, on loans that may be either impaired or non-performing, only to the extent that such loans have sufficient security to satisfy the amounts owed to us. Our manager evaluates each loan in light of the type and dollar amount of the loans in our portfolio, adverse situations that may affect the borrower’s ability to repay our loan, prevailing economic conditions and underlying collateral. As a result, our members receive distributions with respect to such loans and, in turn, incur the attendant tax burden during the year in which the distributions are made rather than in the year we receive the actual interest income anticipated. As a result of the discrepancy between interest earned versus interest received, we may use cash from capital contributions from investors to pay a portion of the monthly distributions made to members. Further, if our manager overestimates the value of loans characterized as either impaired or non-performing, or if our manager is not able to recover all of the amounts owed to us, we will be required to offset losses on these loans against future income and, as a result, will have less cash available for distribution.

Other factors could also impair our ability to distribute cash to our members. During the delay between the sale of our membership units and the investment of the resulting proceeds, such proceeds are invested in liquid assets that may not yield a return as high as the anticipated return on our loans. Lesser yields may also result from our manager’s retention of a contingency reserve fund to cover our unexpected cash needs. These lesser yields may adversely affect the investment return to our members. Further, since we intend to leverage our portfolio by obtaining a credit line, we could lose some or all of our assets if we were unable to repay the credit line. Even if we were repaying the indebtedness in a timely manner, our interest payments on the borrowed funds would reduce our income and the distributions members receive.

Our primary reliance on the underlying real property or real property interests securing our loans creates risks that could affect our profitability or ability to make distributions to members. The costs associated with enforcing our security interest with respect to a particular loan or foreclosing on the real property securing the loan may be high, materially affecting our results of operations or our ability to make distributions to members. In addition, in the event that a borrower defaults and we are unable to recover from a principal or affiliate of a borrower that guaranteed the loan, we are often unlikely to recover the full amount from the guarantor, which affects our profitability. Investors should note that our loans are not guaranteed by any government agency.

Risks Related to Our Membership Units

There is no public market for our membership units and we do not expect one to ever develop. The transferability of our membership units is further restricted by the provisions of state and federal securities law and by our operating agreement. Our operating agreement provides that any sale or transfer of our membership units requires the prior written consent of our manager, which may be withheld in our manager’s sole discretion. Furthermore, members have only limited rights to redeem their membership units or withdraw from us or to otherwise obtain the return of their then positive capital account balance. As a result, all investors in our membership units must be capable of bearing the economic risks of this investment with the understanding that their interest in our membership units may not be liquidated by resale. Members should expect to hold their respective membership units for an indefinite period of time.

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

Risks Related to Our Industry

The mortgage lending business is highly competitive and we compete for the availability of secured loans with many other persons, entities, institutional lenders and others engaged in the mortgage lending business that may have greater financial resources and experience. Members cannot be assured that we will find suitable investment opportunities in the future. In addition, mortgage interest rates are subject to abrupt and substantial fluctuations. If prevailing interest rates rise above the average interest rate that our loan portfolio earns, our operations will be adversely affected. Higher interest rates may have a chilling effect on the real estate market that, in turn, may result in poorer operating results.

The mortgage lending business is highly regulated. Since states have differing regulations and rules that govern the activities of lenders who make loans to borrowers within that state, our failure to comply with all such regulations and rules in any particular state may impact our ability to fund or enforce our loans in that state. For example, if one of our loans is found to be usurious according to state law, we may become subject to penalties and our profitability could be materially impacted.

Risks Related to an Investment in Real Estate

Although we do not directly invest in real estate, in the event that we acquire real property as a result of a foreclosure or otherwise, we will be exposed to risks that are traditionally related to the ownership of real property, such as the illiquidity of real estate as an investment, the impact of cyclical economic trends on real estate as an investment, construction risks, entitlement-related risks, absorption risks and environment-related risks. For example, if the properties that secure our loans contain, or become contaminated with, toxic or hazardous substances, the value and the marketability of these properties will decrease, the ability of our borrowers to repay their loans will likely decrease and our profitability may be adversely affected. Further, under certain circumstances, the liability of the borrower may extend to a lender that has undertaken certain roles in managing the property or the activities of the borrower such that the lender could be characterized as an “owner” or “operator” under applicable environmental laws, either pre-foreclosure or post-foreclosure. If we are required to incur such costs or satisfy such liabilities, this could have a material adverse effect on our profitability.

Although our manager arranges for comprehensive title, fire and casualty insurance on improved properties securing our loans, and may arrange for earthquake insurance depending upon the relevant circumstances, losses resulting from acts of terrorism, war, earthquakes, floods, mudslides, other natural disasters or similar events are either uninsurable or not economically insurable. In the event that the property, including any improvements on the property, securing one of our loans suffers losses resulting from one or more of these uninsured events, we will experience a significant decrease in the value of our security interest and, as a result, may suffer a loss of principal and interest on the loan.

Risks Particular to Development and Construction Loans

Since we may invest a substantial portion of our assets in loans made for the development or construction of residential and commercial property, we are indirectly subject to the risks particular to construction loans. These risks include, but are not limited to, as more fully described below, competition in the residential and commercial market, the adverse effects of increased interest rates, the failure of a borrower to obtain the necessary entitlements from local, state and federal governmental and quasi-governmental agencies, unanticipated assessments related to utilities and infrastructure and the failure of a borrower to complete a development.

The residential and commercial real estate market is highly competitive. Increased interest rates, tighter credit, over development of residential homes and adverse economic conditions will most likely result in increased standing inventory for a homebuilder borrower, which, in turn, adversely affects the borrower’s ability to repay our loans. Further, in the event that the commercial real estate market is unable to absorb additional space, the borrower may not receive the projected cash flow from the lease of new space and, as a result, may not have sufficient funds to repay its obligations to us.

In the event that a borrower fails to obtain the requisite permits or entitlements for a property, the borrower risks increased costs associated with development and a diminished market value for the property, which, in turn, adversely affect the value of our collateral. The failure of local housing and development authorities to grant approvals related to building on unimproved land, or the imposition of a moratorium on building on unimproved land, would reduce the market value of the development projects securing our loans.

If a borrower is charged with unanticipated assessments relating to utilities or infrastructure, or if a borrower is unable to obtain or loses commitments from municipalities for utilities or infrastructure, the borrower will achieve a reduced return on its development project and may not have sufficient funds to repay our loans. In addition, a project may be assessed to pay for the cost of utility facilities, such as water treatment plants or the provision of water service to a location where there are no water facilities available. Municipalities are, with increasing frequency, imposing assessments on new developments to offset the impact of such developments on public infrastructure or services, such as schools, traffic, police or fire services, open space and other recreational facilities. These assessments will increase the property tax burden for the project, and may make the project less attractive to homebuyers or prospective tenants.

In the event a borrower is unable to timely complete its development project due to factors that traditionally affect construction, the borrower may not be able to satisfy its obligations to us in a timely manner, if at all. Further, if the occurrence of one or more of these variables results in the failure of the borrower to complete a development or the bankruptcy of the borrower, we will be forced to either sell the project in bulk at a price that may not be sufficient to repay the relevant loan, or identify and engage a substitute builder to complete the project.

Federal Income Tax Risks

If we do not remain qualified as a partnership for federal income tax purposes, we will be subject to the payment of tax on our income at corporate rates, which will reduce the amount of funds available for payment of distributions to our members and may change the tax treatment of our distributions. Further, in the event we allocate income to members, but do not distribute sufficient cash to pay the associated taxes, members will be required to pay their associated taxes themselves without receiving a distribution of cash from us to pay these taxes.

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

Since we invest in mortgage loans and make distributions of preferred returns to our members, we will be exposed to market risk related primarily to changes in interest rates. The exposure to interest rate risk relates to the relationship between the interests rates earned from our mortgage loans and the preferred returns payable to our investors. Generally, we will invest in mortgage loans that will have an initial term of between one and three years and we will provide investors with fixed preferred returns over the course of the investors’ relevant holding period. We rely upon our management to adapt to prevailing interest rates by adjusting the interest rates we charge on our mortgage loan investments, to the extent possible, and the preferred returns we agree to pay to our investors. Since the rates we earn from our mortgage loan investments and the preferred returns we agree to pay to our investors are fixed through the relevant term of the mortgage loan or the holding period of an investment, our exposure to changes in interest rates is minimized. However, although we have the ability to adjust the preferred returns payable to our investors in light of the interest rates we charge on our mortgage loans, the changes in interest rates and other market conditions, we may be faced with the situation where the actual interest rates earned on our mortgage loans fall below the preferred returns payable to investors. This situation would occur if we agree to pay to our investors preferred returns that exceed the interest rates on our mortgage loans. To the extent that the interest rates earned on our mortgage loans are less than the preferred returns payable to investors, we may not have sufficient cash available for distribution to satisfy the preferred returns payable to investors.

In addition, as of December 31, 2003, we have not entered into any lines of credit, credit facilities or other loan agreements, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

USA CAPITAL FIRST TRUST DEED FUND, LLC

REPORT OF INDEPENDENT AUDITORS

To Management

USA Capital First Trust Deed Fund, LLC

Las Vegas, Nevada

We have audited the accompanying balance sheets of USA Capital First Trust Deed Fund, LLC as of December 31, 2003 and 2002 and the related statements of operations, members’ equity and cash flows for the each of the years ended December 31, 2003 and 2002 and the period of February 16, 2001 (inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Capital First Trust Deed Fund, LLC as of December 31, 2003 and 2002, and the results of its operations, change in members’ equity and its cash flows for the years ended December 31, 2003 and 2002 and the period of February 16, 2001 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/    BEADLE, MCBRIDE, EVANS & REEVES, LLP

Las Vegas, Nevada

March 25, 2004

USA CAPITAL FIRST TRUST DEED FUND, LLC

BALANCE SHEET

	Year Ended December 31, 2003	Year Ended December 31, 2002
ASSETS
Cash and cash equivalents	$500,758	$49,829
Investments in mortgage loans	5,642,444	—
Interest and other receivables	46,262	—
Deferred registration costs	—	371,728

	6,189,464	421,557

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable and accrued expenses	$—	$—
Management fee payable	—	—

	—	—
Commitments and contingencies	—	—
Members’ equity	6,189,464	421,557

	$6,189,464	$421,557

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

STATEMENTS OF OPERATIONS

Year ended December 31, 2003, year ended December 31, 2002

and the period from February 16, 2001 (inception) to December 31, 2001

	Year ended December 31, 2003	Year ended December 31, 2002	Inception to December 31, 2001
Revenues:
Interest income from investments in mortgage loans	$86,412	—	—
Other income	—	—	—

	86,412	—	—

Expenses:
Management fees to Manager	—	—	—
Other	14	—	171

	14	—	171

Net Income (loss)	$86,398	—	(171)

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Year ended December 31, 2003, year ended December 31, 2002 and the period from February 16, 2001 (inception) to December 31, 2001

	Membership Units
	A Units	B Units	C Units	D Units	Total
Balance February 16, 2001 (inception)	$—	$—	$—	$—	$—
Issuance of membership units	—	—	—	50,000	50,000
Contribution of capital	—	—	—	136,070	136,070
Net income (loss) year ended December 31, 2001	—	—	—	(171)	(171)

Balance December 31, 2001	$—	$—	$—	$185,899	$185,899
Contribution of capital	—	—	—	235,658	235,658
Net income (loss) year ended December 31, 2002	—	—	—	—	—

Balance December 31, 2002	$—	$—	$—	$421,557	$421,557
Issuance of membership units	1,590,000	835,000	3,650,000	—	6,075,000
Contribution of capital	—	—	—	302,116	302,116
Reinvestment of distributions	1,447	1,380	11,946	—	14,773
Distributions	(11,648)	(4,650)	(25,238)	—	(41,536)
Net income year ended December 31, 2003	24,229	9,672	52,497	—	86,398
Other comprehensive income (loss) Registration costs previously deferred	—	—	—	(668,844)	(668,844)

Balance December 31, 2003	$1,604,028	$841,402	$3,689,205	$54,829	$6,189,464

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

STATEMENTS OF CASH FLOWS

Year ended December 31, 2003, year ended December 31, 2002 and the period from February 16, 2001 (inception) to December 31, 2001

	Year ended December 31, 2003	Year ended December 31, 2002	Inception to December 31, 2001
Cash flows from operating activities:
Interest received	$40,150	$—	$—
Cash paid for management fee	—	—	—
Cash paid to vendors	(14)	—	(171)

Net cash provided by (used in) operating activities	40,136	—	(171)
Cash flows from investing activities:
Mortgage loans made by the fund	(5,642,444)	—	—
Mortgage loans repaid to the fund	—	—	—
Mortgage loans purchased and held for sale	—	—	—

Net cash (used in) investing activities	(5,642,444)	—	—
Cash flows from financing activities:
Proceeds from issuance of membership units	6,075,000	—	—
Capital contributions	5,000	—	50,000
Members’ redemptions	—	—	—
Member distributions, net of reinvestments	(26,763)	—	—

Net cash provided by financing activities	6,053,237	—	50,000
Increase in cash	450,929	—	49,829
Cash, beginning of period	49,829	49,829	—

Cash, end of period	$500,758	$49,829	$49,829

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

STATEMENTS OF CASH FLOWS (CONTINUED)

Year ended December 31, 2003, year ended December 31, 2002 and the period from February 16, 2001 (inception) to December 31, 2001

	Year ended December 31, 2003	Year ended December 31, 2002	Inception to December 31, 2001
The following is a reconciliation of net income (loss) to net cash provided by (used in) operations:
Net income (loss)	$86,398	$—	$(171)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) in interest receivable	(46,262)	—	—

Net cash provided by (used in) operating activities	$40,136	$—	$(171)

Supplemental schedule of noncash activities:
Deferred registration costs paid by organizing member as capital contributions	$297,116	$235,658	$136,070

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

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

Nature of business and organization

USA Capital First Trust Deed Fund, LLC, a Nevada limited liability company (the “Fund”) is primarily engaged in the business of mortgage lending. The Fund was organized February 16, 2001 and will continue until dissolved prior or extended thereto under the provisions of the operating agreement.

The manager of the Fund is USA Capital Realty Advisors, LLC, a Nevada limited liability company (the “Manager”), engaged in the business of asset management, real estate lending and other financial services. The operating agreement provides that the Manager controls the daily operations of the Fund, including the power to assign duties, to determine how to invest the Fund’s assets, to offer additional units for sale, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of business operations. The operating agreement also provides that the members have certain rights to terminate the Manager subject to a majority vote of the members. The Manager is subject to management by USA Investment Partners, LLC, which is subject to the management of USA Commercial Mortgage Company which is controlled by three individuals.

USA Capital Reality Advisors, LLC is also the manager for other affiliated companies, including USA Capital Diversified Trust Deed Fund, LLC, Tanamera Apartments, LLC, USA Capital Institutional High Income Fund, LLC and USA Investors I, LLC.

Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Summary of accounting policies

Revenue recognition

Interest is recognized as revenue when earned according to the terms of the loans using the effective interest method. The Fund does not recognize interest income on loans once they are deemed to be impaired or non-performing. A loan is impaired when based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. Non-performing loans are 120 days past due. Cash receipts will be allocated to interest income, except when such payments are specifically designated by the terms of the loan as principal reduction or when management does not believe the Fund’s investment in the loan is fully recoverable.

Investments in mortgage loans

Investments in mortgage loans secured by trust deeds and mortgages are originated by the Manager in accordance with the terms of the Fund’s operating agreement. The Fund has both the intent and the ability to hold mortgage loans to maturity and, therefore, mortgage loans are classified for as held for investment and are carried at cost. Interest income on loans are accrued by the effective interest method.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The Fund invests in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At December 31, 2003, the Fund had outstanding mortgage loans with interest reserves of approximately $387,000.

The Fund may sell full or partial interests in loans to others, including related parties, at the discretion of the Manager. During the years ended December 31, 2003 and 2002 and the period of February 16, 2001 (inception) to December 31, 2001, no loans or partial interests were sold.

Allowance for loan losses

The Fund maintains an allowance for loan losses on its investment in mortgage loans for estimated and expected credit impairment which is considered inherent to the Fund’s investment in mortgage loans. The Manager’s estimate of expected losses is based on a number of factors including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral of the loan. Additions to the reserve are provided through a charge to earnings based on an assessment of certain factors including but not limited to, estimated losses on loans. Actual losses on loans are recorded as a charge-off or a reduction of the allowance for loan loss reserve. Subsequent recoveries of amounts previously charged off are added back to the reserve.

Cash and cash equivalents

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less.

Fair value of financial instruments

The Financial Accounting Standards Board’s Statement 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Fund’s financial assets. The following methods and assumptions were used to estimate fair value of financial instruments included in the following categories:

(a) Certificates of deposit and short-term investments: The carrying amounts of these instruments are at amortized cost which approximates fair value.

(b) Investments in mortgage loans: The carrying value of these instruments, net of the allowance for loan losses, approximates fair value due to their short-term maturities. Fair value for loans that are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the carrying value.

(c) Assets under secured borrowing: The carrying value of these instruments approximates fair value. The fair value is estimated based on the projected cash flows discounted at the estimated current interest rates at which similar loans would be made.

Comprehensive income

The Fund accounts for comprehensive income (loss) in accordance with SFAS No. 130 “Reporting Comprehensive Income” which requires comprehensive (loss) and its components to be reported when a company has items of comprehensive income (loss). Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss) [i.e., certain revenues, expenses, gains and losses reported as separate components of members’ equity rather than in net income (loss)].

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2003, the Fund reported deferred registration costs as other comprehensive income (loss).

There is no difference or reconciling items between net income and comprehensive income for the year ended December 31, 2002 and the period of February 16, 2001 (inception) to December 31, 2001.

Note 2. Financial instruments and concentration of credit risk

Financial instruments with concentration of credit risk include cash and loans secured by trust deeds.

The Fund maintains cash deposit accounts and certificates of deposits which at times may exceed federally insured limits. The Fund has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

Approximately 70% of the Fund’s total portfolio value was invested in mortgage loans that were either in California or Arizona. (See Note 3.) As a result of this geographical concentration of the Fund’s mortgage loans, a downturn in the local real estate markets in California and/or Arizona could have a material adverse effect on the Fund.

At December 31, 2003, approximately 32% of the portfolio value (approximately $1,800,000) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loan through foreclosure could have a material adverse effect on the Fund.

Additionally, approximately 52% of the Fund’s total portfolio value was in loans to two borrowers. Because the Fund has a significant concentration of credit risk with these two borrowers, a default by either borrower could have a material adverse effect on the Fund.

Note 3. Investment in mortgage loans

Investments in mortgage loans at December 31, 2003 consists of:

Loan Type	Number of Loans	Balance	Average Interest Rate	Portfolio Percentage
Construction	1	$490,444	13.00%	8.69%
Land	3	966,000	12.00%	17.12%
Bridge	3	3,126,000	12.50%	55.40%
Acquisition and development	2	1,060,000	12.00%	18.79%

	9	$5,642,444		100.00%

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following is a schedule by geographic location of mortgage loans at December 31, 2003:

	Number	Balance	Percentage
Arizona	2	$2,441,000	43.26%
California	2	1,535,444	27.21%
Nevada	3	966,000	17.12%
Illinois	1	500,000	8.86%
New Mexico	1	200,000	3.55%

	9	$5,642,444	100.00%

The following is a schedule by maturities of mortgage loans at December 31, 2003:

2004	$5,142,444
2005	500,000

$5,642,444

Note 4. Initial capitalization and deferred registration costs

In addition to the payment of organization and deferred registration costs, the Manager invested $50,000. Organization costs paid by the Manager were written-off. Additionally, the Manager paid all costs associated with the registration of the Fund. These costs were deferred until a determination was made relating to the success of the offering. During the year ended December 31, 2003, costs associated with the registration of the Fund were included as an expense in other comprehensive income.

Note 5. Capitalization

The operating agreement authorizes the Fund to issue up to 100,000 membership units in four different classes, Class A, Class B, Class C and Class D. Class A, B and C units have the same rights and obligations with the exception of the holding periods and related preferred returns.

Class A units have a minimum holding period of twelve months. Class B units have a minimum holding period of twenty-four months and Class C units have a minimum holding period of thirty-six months. (See Note 6.)

Class A units, Class B units and Class C units have initial preferred returns of 9%, 10% and 11%, respectively. The contractual returns are not guaranteed but are subject to payment based on earnings and sufficient cash flows as determined by the manager. Additionally, the preferred return may be changed by the Manager based on market conditions, demand for units and other factors.

Profits in excess of the preferred returns will be allocated between classes. Once the preferred returns are paid, forty percent of profits in excess of preferred returns will be allocated to Class A, B and C units. The balance will be allocated to Class D units if any have been issued. As of December 31, 2003, all Class D units are owned by the Manager.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 6. Redemptions, distributions and income taxes

Article ten of the operating agreement provides members the possibility for redemption. After meeting the minimum holding period for the unit type owned, a member may request redemption by providing the Manager in writing, at least sixty-one days in advance, a “Redemption Notice”. Upon receipt of a “Redemption Notice”, the Manager shall redeem the member’s units subject to certain limitations. For example, the Fund is not required to establish any reserves for redemption. The Fund is not required to liquidate any investments, including but not limited to, any mortgage loans to effectuate the redemption.

Prior to redeeming any units, the Manager must first determine that there are adequate funds to provide any anticipated refinancing of current mortgages and the payment of preferred returns. To the extent that the Manager determines there are funds available for redemption, the units will be redeemed on a first-come, first-served method. There is no guarantee that funds will be available for redemption requests.

The Fund distributes profits to its members based on the calculation of income for income tax purposes as long as the managing member considers the amounts ultimately recoverable.

For income tax purposes, certain interest income is not suspended for loans that are deemed non-performing for financial statement purposes. Additionally, certain expenses may be capitalized as part of the basis in real estate held for sale and/or as additional amounts due the Fund which is different than accounting principals generally accepted in the Untied States. Since the fund is taxed as a partnership, there are no deferred tax assets or liabilities as a result of these differences.

Under the laws pertaining to federal income taxation of limited liability companies that are treated as partnerships, no federal income tax is paid by the Fund as an entity. Each individual member reports on his federal income tax return his distributive share of the Fund’s income, gains, losses, deductions and credits, whether or not any distributions are made during the year.

Note 7. Management fees and related party transactions

The Manager, the owner of ten Class D units, services the loans, collects the interest and remits the proceeds to the Fund. The operating agreement provides for a management fee to the Manager based on one and one-half percent annually of net assets. For the year ended December 31, 2003, the fee which had been waived totaled approximately $15,000. The Fund’s share of personnel costs, telephone and utility costs, rent allocations, etc. are paid by the Manager for the management of the Fund.

During the years ended December 31, 2003 and 2002, the manager paid approximately $297,000 and $235,000, respectively, of registration costs as additional contribution without additional membership interest in the Fund. As discussed in Note 4, these cost were later included as an expense in other comprehensive income.

USA Commercial Mortgage Company (“Mortgage”), a company related by common management, markets and brokers the Fund’s loans. Commissions are paid by the borrowers for the services provided by Mortgage. Mortgage has agreed not to charge the Fund for any of its services in exchange for the rights to the fees charged to the borrowers.

USA Securities, LLC, a company related by common ownership, raised 83% of the Fund’s membership units of approximately $5,035,500 for the year ended December 31, 2003. The Manager paid the commission fees associated with raising of the funds.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

USA Commercial Real Estate Group (Real Estate), a company related by common management, may serve as the listing broker in the event real property is acquired through foreclosure. This affiliate would be paid a commission competitive with commissions charged by non related parties. The affiliate has not provided any services for the years ended December 31, 2003 and 2002.

Note 8. Subsequent event

Subsequent to December 31, 2003 and through March 25, 2004, one of the loans was increased to include construction cost.

Note 9. Financial statement presentation

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. The reclassification has no impact on the net equity or income (loss) from operations.

REPORT OF INDEPENDENT ACCOUNTANT

To the Members

USA Capital Realty Advisors, LLC

Las Vegas, Nevada

We have audited the accompanying balance sheets of USA Capital Realty Advisors, LLC as of December 31, 2003 and 2002. These balance sheets are the responsibility of the Company’s management. Our responsibility is to express an opinion on the balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits of the balance sheets provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of USA Capital Realty Advisors, LLC as of December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    BEADLE, MCBRIDE, EVANS & REEVES, LLP

Las Vegas, Nevada

April 2, 2004

USA CAPITAL REALTY ADVISORS, LLC

BALANCE SHEET

ASSETS	Year Ended December 31, 2003	Year Ended December 31, 2002
Current assets:
Cash	$73,392	$41,582

Total current assets	73,392	41,582
Other assets:
Due from related parties	129,681	228,939
Investments in related companies	147,751	464,479

	$350,824	$735,000

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,033	$76,423
Due from related parties	367,138	322,883

Total current liabilities	429,171	399,306
Members’ equity	(78,347)	335,694

	$350,824	$735,000

See Notes to Balance Sheet

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

Nature of business

USA Capital Realty Advisors, LLC (the “Company”) was organized January 18, 2001. The Company acts as the manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, Tanamera Apartments, LLC, USA Capital Institutional High Income Fund, LLC and USA Investors I, LLC.

Basis of presentation

The accompanying balance sheets (parent company only) report all investments on the equity method and are not consolidated. The financial statements are designed to reflect the assets, liabilities and operations of the “parent company” and not the consolidated operations of the “parent company and its subsidiaries.”

Estimates

The preparation of the balance sheets in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of footnote information at the date of the balance sheets. Actual results could differ from those estimates.

Financial dependence and concentrations of credit risk

The Company was organized primarily to act as the manager for affiliates of the Company, and to date, all of the Company’s revenues have come from management fees charged to these affiliates. Conditions negative to these affiliates or its operations would have a material adverse affect on the Company’s financial condition.

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

USA CAPITAL REALTY ADVISORS, LLC

NOTES TO BALANCE SHEET—(Continued)

Income taxes

Under the laws pertaining to federal income taxation, this limited liability company is treated as a partnership. Accordingly, no federal income tax is paid by the Company. Each individual member reports on his/her federal income tax return his/her distributive share of the Company’s income, gains, losses, deductions and credits, regardless of whether or not any actual distribution is made during the year.

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

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited liability company that makes or purchases entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States. As of December 31, 2003, the Company invested $50,000 as capital and paid approximately $110,000 of registration costs as additional contribution. During the years ended December 31, 2003 and 2002, the Company received approximately $1,150,000 and $275,000, respectively, as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC. At December 31, 2003, the Company has approximately $129,000 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the account due from related parties.

USA Capital First Trust Deed Fund, LLC is a limited liability company that makes investments or purchases fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States of America. The Company invested $5,000 and $50,000 as capital for the years ended December 31, 2003 and 2002, respectively, and during the years ended December 31, 2003 and 2002, paid approximately $297,000 and $235,000, respectively, of registration costs as additional contributions. During the year ended December 31, 2003, the offering became successful and accordingly, approximately $668,000 of registration costs were charged against the Company’s members’ equity. At December 31, 2003, the Company waived management fees of approximately $15,000 due from USA Capital First Trust Deed Fund, LLC.

Additionally, during the year ended December 31, 2003, the Company paid approximately $29,000 in legal and accounting expenses after write-offs of all prior registration costs.

USA Investment Partners, LLC is a limited liability company and is the sole member and manager for the Company. During the year ended December 31, 2002, approximately $235,700 of amounts due to various related parties were consolidated and transferred to USA Investment Partners, LLC. Additionally, USA Investment Partners, LLC advanced funds of approximately $87,000 for certain expenses and investments which are included in amounts due to related parties. During the year ended December 31, 2003, advances of $218,700 and repayments of approximately $269,000 were made.

USA CAPITAL REALTY ADVISORS, LLC

NOTES TO BALANCE SHEET—(Continued)

During the years ended December 31, 2003 and 2002, the Company paid approximately $479,000 and $18,500, respectively of advertising and registration costs on behalf of USA Securities, LLC, a limited liability company related by common control. During the year ended December 31, 2003, commissions of approximately $168,000 were charged by USA Securities, LLC for raising funds of which approximately $55,000 is unpaid and is reflected in the account due to related parties.

Tanamera Apartments, LLC is a limited liability company formed to purchase and own 49% of the issued and outstanding membership interest in South Meadows Apartments, LLC, a Nevada limited liability company. During the year ended December 31, 2003, the Company invested $50,000 as capital.

Note 3. Investments in related companies

Investments are recorded on the equity method and consist of:

	Member Interest in USA Capital Diversified Trust Deed Fund, LLC	Member Interest in USA Capital First Trust Deed Fund, LLC	Member interest in Tanamera Apartments, LLC	Total
Balance at January 1, 2002	$107,174	$185,899	$—	$293,073
Contributions	4,800	235,658	—	240,458
Interest in earnings (loss)	(63,082)	—	—	(63,082)
Distributions	(5,970)	—	—	(5,970)

Balance December 31, 2002	$42,922	$421,557	$—	$464,479
Contributions	110,673	302,116	50,000	462,789
Distributions	—	—	—	—
Interest in earnings (loss)	(110,673)	—	—	(110,673)
Other comprehensive income (loss)
Deferred registration costs	—	(668,844)	—	(668,844)

Balance December 31, 2003	$42,922	$54,829	$50,000	$147,751

Investments in USA Capital Diversified Trust Deed Fund, LLC reflects expenses of $110,673 paid by the Company as manager and are recorded as contributions, accordingly, these expenditures are reflected in net earnings (loss) as they are allocated back to the manager.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2003 fiscal year. This evaluation was done with the participation of our manager and its management team.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our manager, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our manager does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We do not have any directors or executive officers. In lieu of our own management, we are managed by USA Capital Realty Advisors, LLC. USA Capital Realty Advisors, LLC is managed by USA Investment Partners, LLC, which is managed by USA Commercial Mortgage Company, doing business as USA Capital. Our management is structured this way to keep our operations separate and distinct from the operations of our affiliated entities. USA Commercial Mortgage Company is controlled by Thomas A. Hantges, Joseph D. Milanowski, Paul S. Hamilton and Eugene L. Buckley and beneficially owned 91.4% by Thomas A. Hantges, Joseph D. Milanowski and Paul S. Hamilton.

The following shall provide information with respect to our manager and the individuals that indirectly control our manager.

USA Capital Realty Advisors, LLC

USA Capital Realty Advisors, LLC was organized on January 18, 2001 as a Nevada limited-liability company. USA Capital Realty Advisors, LLC manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business. These duties include dealings with investors, accounting, tax and legal matters, communications and filings with regulatory agencies and all other necessary management and operational duties. In addition, our manager has primary responsibility for the initial selection, evaluation and negotiation of our mortgage loans and will determine our investment policies and strategies in accordance with the section entitled “Item 1. Business-Investment Guidelines.” These investment objectives and policies may be changed by our manager without the consent of investors. Our manager provides all executive, supervisory and administrative services for our operations, including originating and servicing the mortgage loans we hold. Our manager does not have employees or physical facilities that are independent of USA Commercial Mortgage Company. Our books and records are maintained by our manager, subject to audit by independent certified public accountants.

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

The directors and executive officers of USA Commercial Mortgage Company are as follows:

Name	Age	Title
Thomas A. Hantges	52	Chairman of the Board and Chief Executive Officer
Joseph D. Milanowski	42	President, Chief Operating Officer and Director
Paul S. Hamilton	33	Managing Director
Eugene L. Buckley	71	Director

The principal occupation and business experience for each of USA Commercial Mortgage Company’s officers and directors, for at least the last five years, are as follows:

Thomas A. Hantges. Mr. Hantges has been Chairman and Chief Executive Officer of USA Commercial Mortgage Company since 1997. Mr. Hantges is a Chartered Financial Analyst. He has lived in Las Vegas since 1967, obtaining both his BA and MBA from the University of Nevada Las Vegas. He is the founder of USA Commercial Mortgage Company, a licensed mortgage company that specializes in the placement of trust deed investments on behalf of its investors. Since 1990, USA Commercial Mortgage Company has acted as mortgage broker for over $900 million dollars in acquisition, development and construction loans on behalf of private investors. Mr. Hantges has more than 20 years of experience in the financial and securities industries. Since 1990, Mr. Hantges has also developed single-family lots, single-family and multi-family residences and commercial subdivisions in Southern and Northern Nevada.

Joseph D. Milanowski. Since 1998, Mr. Milanowski has been President, Chief Operating Officer and a Director of USA Commercial Mortgage Company. Mr. Milanowski is a Chartered Financial Analyst. He has lived in Las Vegas since 1988 and has been associated with USA Commercial Mortgage Company since 1993. He is primarily responsible for much of the underwriting and servicing for USA Commercial Mortgage Company. During his tenure with USA Commercial Mortgage Company and its affiliates, some of his primary responsibilities have included securities research for the gaming industry, real estate investment analysis and investment banking services for various investors. Mr. Milanowski obtained his BA in Economics from the University of Michigan and his MBA in finance from the University of Arizona.

Paul S. Hamilton. Mr. Hamilton has been associated with USA Commercial Mortgage Company since 1995 and has served as the Managing Director of USA Commercial Mortgage Company since 2000. Previously, Mr. Hamilton served as the Senior Investment Advisor of USA Commercial Mortgage Company. Mr. Hamilton attended the University of Nevada Las Vegas, concentrating in both Business and Political Science. During his tenure with USA Commercial Mortgage Company, Mr. Hamilton has engaged in the acquisition, sale, lease and analysis of commercial real estate projects. In addition, he is involved in account management and the underwriting of both short-term and permanent loans.

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

Legal Proceedings Involving Our Manager and its Management Team

There have been three legal proceedings involving USA Commercial Mortgage Company or its directors and executive officers: a civil action filed by the Securities and Exchange Commission in March 1998; a consent agreement with the Nevada Securities Division in May 2000; and a complaint filed on March 29, 2001 in the United States District Court, District of Nevada.

In March 1998, Thomas A. Hantges was named as a defendant in a civil action brought by the Securities and Exchange Commission in the United States District Court for the Southern District of New York. In its findings on a motion for a preliminary injunction, the court concluded that the Securities and Exchange Commission had established a substantial likelihood of success in proving that Mr. Hantges had violated the registration requirements of the Securities Act, however, the court determined that Mr. Hantges was not likely to engage in similar violations of the Securities Act in the future. Accordingly, the preliminary injunction entered by the court against some of the defendants in the action, was not entered against Mr. Hantges. As of March 1, 2004, there has been no further action involving Mr. Hantges with respect to this matter.

In May 2000, USA Capital Realty Advisors, a Nevada corporation, and USA Commercial Mortgage Company entered into a consent agreement with the Nevada Securities Division in connection with the sale of undivided interests in a promissory note issued by two unaffiliated limited-liability companies. The staff of the Nevada Securities Division believed the sales of the interests in the promissory note violated the registration requirements of the Nevada Uniform Securities Act. Under the terms of the consent agreement, USA Capital Realty Advisors and USA Commercial Mortgage Company agreed to comply in the future with all provisions of the Nevada Uniform Securities Act and related rules, to submit quarterly reports to the Nevada Securities Division advising as to the status of the repayment of the principal and interest under the promissory note in question and to pay a fine of $25,000. The promissory note was subsequently paid in full. No further action has been taken on this matter.

On March 29, 2001, a group of plaintiffs involved in certain financings brokered by USA Commercial Mortgage Company filed a complaint in the United States District Court, District of Nevada, against USA Capital Diversified Trust Deed Fund, LLC, USA Commercial Mortgage Company, USA Investment Partners, LLC, Thomas A. Hantges, Joseph D. Milanowski and certain other affiliated parties and investors. In their complaint, the plaintiffs alleged that several loans arranged by USA Commercial Mortgage Company and the sale of some securities by an affiliate of USA Commercial Mortgage Company constituted violations of the state and federal Racketeer Influenced and Corrupt Organization Acts, and state and federal securities law. In addition, the plaintiffs alleged intentional and negligent misrepresentation, breach of contract and the implied covenant of good faith and fair dealing, intentional interference with contractual relations, defamation and other torts. The original plaintiffs sought unspecified compensatory, punitive and treble damages, in addition to costs and certain equitable relief, including equitable subordination. Although an adversary proceeding in United States Bankruptcy Court for the District of Nevada and two related actions in Nevada state court were initiated, these actions have been consolidated into United States District Court, District of Nevada. Pursuant to a stipulation and order of dismissal filed on September 21, 2001, the claims based on state and federal securities fraud were dismissed with prejudice. After various motions and orders by the Court, the original plaintiffs filed their third amended complaint on February 14, 2003. Subsequently, three plaintiffs, American Communities, LLC, Robert Porter and Cheryl Porter, and a non-plaintiff affiliate agreed to accept a cash settlement in exchange for a mutual release of all claims raised by them in this and the consolidated actions. In addition, seven of the plaintiffs, all debtors in bankruptcy proceedings involving American Communities, LLC, sold their claims against the defendants at auction. One of the remaining plaintiffs was the successful bidder at the bankruptcy auction. On March 31, 2003, the Court ordered the remaining two plaintiffs, Rolland P. Weddell and Spectrum Financial Group, LLC, to file a consolidated amended complaint. The remaining two plaintiffs filed their fourth amended complaint on July 9, 2003. In the fourth amended complaint, the remaining two plaintiffs did not re-name as defendants all but one of the investors in the financings brokered by USA Commercial Mortgage Company, eliminated two of the federal RICO claims, substantially reduced the number of claims for relief and appear to have failed to have raised any allegations against USA Capital Diversified Trust Deed Fund. Pursuant to a stipulation and order dated September 8, 2003, the reference to USA Capital Diversified Trust Deed Fund in the fourth amended complaint was stricken. The defendants answered the fourth amended complaint on September 9, 2003, in which they denied the claims against them. In addition, USA Commercial Mortgage Company filed counterclaims against the plaintiffs including breach of loan obligations, breach of guarantor obligations and breach of the covenant of good faith and fair dealing. The plaintiffs responded on October 9, 2003 by denying and putting forth defenses to these counterclaims. Since then, the defendants have filed several motions to dismiss or for partial summary judgment. As of March 1, 2004, the judge has not ruled on any of these motions. We have been advised that the defendants will continue to vigorously defend themselves against all remaining allegations.

Audit Committee and Code of Ethics

Because we are organized as a limited liability company, and not as a corporation, we are governed by our manager, who is controlled by USA Commercial Mortgage Company. USA Commercial Mortgage Company is not a public company and is not subject to the Securities and Exchange Commission’s reporting requirements. In addition, our units are not registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, neither we, nor USA Commercial Mortgage Company, have an audit committee, nor have we adopted a code of ethics.

Item 11. Executive Compensation.

Since our operations are managed by our manager and its management team, we do not have separate management or any executive officers. Accordingly, in lieu of providing compensation to our own management, we have agreed to various arrangements with our manager and its affiliates with respect to the services to be performed in conjunction with our offering and the management of our operations. These arrangements will result in the payment of substantial fees and expenses by us and by third parties to our manager and its affiliates. For additional information, see “Item 13. Certain Relationships and Related Transactions—Compensation, Fees and Reimbursements to Our Manager and Its Affiliates.”

Due to the compensation, fees and reimbursements payable to our manager and its affiliates contained herein, we will not pay any compensation nor issue any options, stock appreciation rights or other derivative securities with respect to our membership units. In addition, since we are a limited-liability company and not a corporation, have no compensation committee, and since our membership units are not registered pursuant to Section 12 of the Securities Exchange Act of 1934, we have not included a compensation committee report or a performance graph.

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

The following information shall provide certain information related to the compensation of Messrs. Hantges, Milanowski and Hamilton by USA Commercial Mortgage Company during the fiscal years ended December 31, 2003, 2002 and 2001. In accordance with the rules of the Securities and Exchange Commission, the payments described in this table do not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total payments reported for the executive officers. The amounts represented under the first column entitled, “All Other Compensation,” reflect the amounts distributed to the relevant executive officer as a result of the executive officer’s equity ownership in USA Commercial Mortgage Company and its affiliates. The amounts represented under the second column entitled, “All Other Compensation,” reflect the amounts paid to the relevant executive officer for services provided to USA Commercial Mortgage Company and its affiliates.

	Annual Compensation							All Other Compen- sation		All Other Compen-sation
Name and Principal Position	Year	Salary		Bonus		Other
Thomas A. Hantges, Chief Executive Officer and Chairman	2003 2002 2001	$ $ $	378,294 293,404 251,726	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	126,684 139,627 141,500	$ $ $	20,000 0 0

Joseph D. Milanowski, President and Chief Operating Officer	2003 2002 2001	$ $ $	191,347 195,851 170,798	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	70,000 93,085 94,333	$ $ $	0 0 0

Paul S. Hamilton, Managing Director	2003 2002 2001	$ $ $	654,803 446,787 310,080	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	14,202 0 0	$ $ $	0 4,292 23,167

Defined Benefit Plan

USA Commercial Mortgage Company sponsors the USA Commercial Mortgage Company Defined Benefits Plan, which is intended to qualify under section 401 of the Internal Revenue Code. The plan covers employees of USA Commercial Mortgage Company who are at least 21 years of age and who have completed at least one year of service. The benefits under this plan are based primarily on years of service and remuneration near retirement. Vesting will occur after an employee has completed five years of service.

The plan provides normal retirement benefits at age 65 determined generally as 75% of the participants average monthly compensation for the 3 consecutive years which return the highest average, multiplied by a fraction (not to exceed one) the numerator of which is the participant’s years of service and the denominator of which is 25. Employment prior to January 1, 1993 is excluded. The plan does not offset the participant’s social security benefit. Under the terms of the plan, the average monthly compensation of a participant includes only compensation reportable on an IRS Form W-2 and specifically does not include payments from or deferrals to any deferred compensation plan established by USA Commercial Mortgage Company. When the plan was started in 1998, compensation over $150,000 per year was disregarded. The upper limit of compensation is increased every year to adjust for inflation. For the year ended December 31, 2003, compensation over $200,000 per year was disregarded. In addition USA Capital Mortgage Company may not contribute and the plan may not pay to participants more that $13,333 per month.

For illustration purposes, the following table shows estimated maximum annual retirement benefits payable under the plan to our executive officers who retire at age 65, assuming the executive officers receive their benefit as a single life annuity, without survivor benefits. This table also assumes the $200,000 upper limit on compensation is in force, although it will be increased in the future.

	Years of Service
Average Yearly Compensation	5	10	15	20	25
125,000	$18,750	$37,500	$56,250	$ 75,000	$ 93,750
150,000	$22,500	$45,000	$67,500	$ 90,000	$112,500
175,000	$26,250	$52,500	$78,750	$105,000	$131,250
200,000	$30,000	$60,000	$90,000	$120,000	$150,000
225,000	$30,000	$60,000	$90,000	$120,000	$150,000
250,000	$30,000	$60,000	$90,000	$120,000	$150,000
300,000	$30,000	$60,000	$90,000	$120,000	$150,000
400,000	$30,000	$60,000	$90,000	$120,000	$150,000
450,000	$30,000	$60,000	$90,000	$120,000	$150,000
500,000	$30,000	$60,000	$90,000	$120,000	$150,000

As of December 31, 2003, Messrs. Hantges, Milanowski and Hamilton had 11.00, 10.66 and 7.25 years of service, respectively, credited under the plan. These numbers reflect years of service since 1993, and not total years of service to USA Commercial Mortgage Company. As of December 31, 2003, the fair market value of the plan’s assets was $731,135.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth specified information with respect to the beneficial ownership of our units held by our manager and each person (or group of affiliated persons) who beneficially owns 5% or more of any class of our units as of March 1, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to our units. As of March 1, 2004, we had issued and outstanding 2,103.104 units.

	Number and Class of Membership Units Owned	Percentage of Membership Units
Name and Address		As of March 1, 2004	After the Offering (assuming full subscription)
USA Capital Realty Advisors, LLC	10.000
4484 South Pecos Road Las Vegas, Nevada 89121	Class D Units	0.48%	0.04%

Name and Address of 5% Beneficial Owners
Mary E. and Matthew J. Moro, JTWROS	130.000
c/o USA Securities, LLC 4484 South Pecos Road Las Vegas, Nevada 89121	Class A Units	6.18%	0.54%

Our manager is managed by USA Investment Partners, LLC, which is managed by USA Commercial Mortgage Company. In turn, USA Commercial Mortgage Company is owned primarily by Thomas A. Hantges (48.4%), Joseph D. Milanowski (38%) and Paul S. Hamilton (5%). As a result, Messrs. Hantges, Milanowski and Hamilton indirectly share voting power with respect to the 10 Class D Units held by our manager and have voting control over our manager generally.

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

Our manager is indirectly controlled by Thomas A. Hantges, Joseph D. Milanowski and Paul S. Hamilton. In addition, Messrs. Hantges, Milanowski and Hamilton control our manager’s affiliates. The following organizational chart summarizes the ownership of our manager and its affiliates as of March 1, 2004, where the solid lines reflect ownership interests and the dotted lines reflect management control.

This organizational chart is meant only to provide a summary of the relationships involving our manager and its affiliates and is not exhaustive. The ownership percentage for USA Capital First Trust Deed Fund assumes the placement of the maximum number of membership units pursuant to our offering. Red Granite, LLC, who is not affiliated with us and is not depicted on the above chart, owns 8.6% of USA Commercial Company. Red Granite, LLC, however, is owned by the former spouse of Thomas A. Hantges as her sole and separate property. Mr. Hantges disclaims any beneficial ownership or control over the shares of common stock of USA Commercial Mortgage Company held by Red Granite, LLC.

Compensation, Fees and Reimbursements to Our Manager and its Affiliates

Our manager and its affiliates will receive fees and expenses for services relating to this offering and for conducting our operations. The fees that we, our borrowers and other parties pay to our manager and its affiliates are summarized in the table below.

Compensation	Payable to	Estimated Amount or Method of Compensation
Loan brokerage fees	USA Commercial Mortgage Company	Borrowers pay loan brokerage fees ranging from an effective rate of 2%-5% per annum of the principal amount of each loan. Loan brokerage fees are paid by borrowers out of loan proceeds, either directly to USA Commercial Mortgage Company, or indirectly to us and then to USA Commercial Mortgage Company. Loan brokerage fees are generally paid to USA Commercial Mortgage Company when the loan is funded, but may be paid over the term of the loan.

Asset management and loan servicing fee	USA Capital Realty Advisors, LLC	We are obligated to pay 1.5% per annum of our assets under management, payable monthly to our manager at a rate of 0.125% of our assets under management.

Reimbursement of legal fees	USA Commercial Mortgage Company	Borrower will pay the legal fees associated with our loans, including the fees related to preparation of loan documents.

Real estate commissions upon resale of any property acquired through foreclosure	USA Commercial Real Estate Group	If we acquire property through foreclosure, USA Commercial Real Estate Group may serve as the listing broker in the sale of such property. In such case, USA Commercial Real Estate Group will earn a competitive commission ranging from 3%-6%, depending upon the recent real estate commissions earned on similar transactions in the relevant real estate market.

Early withdrawal fee	USA Capital Realty Advisors, LLC	Our manager, in its sole and absolute discretion, may allow an investor to withdraw from USA Capital First Trust Deed Fund prior to the expiration of the investor’s applicable holding period on the condition that the investor pay an early withdrawal fee equal to 5% of such original investment amount, with 75% of such early withdrawal fee being paid to our manager and 25% being paid to us.

Compensation	Payable to	Estimated Amount or Method of Compensation

Early termination fee	USA Capital Realty Advisors, LLC	Upon removal of our manager for any reason other than for cause, we will pay our manager an early termination fee equal to 1.5% of our assets under management.

Miscellaneous fees	USA Capital Realty Advisors, LLC	Borrowers may pay miscellaneous fees to our manager such as reconveyance fees, demand fees, copy fees and messenger service fees.

Selling commissions	USA Securities, LLC	USA Securities, LLC and its selected dealers receive a selling commission of up to 3.0% of each unit sold for the placement of units pursuant to this offering, including units purchased by investors after the investor’s holding period has expired. No commissions will be earned with respect to any units purchased through reinvestment. The selling commissions are paid by our manager.

Profits and losses of USA Capital First Trust Deed Fund	USA Capital Realty Advisors, LLC	USA Capital Realty Advisors, LLC, as the sole holder of Class D Units, is entitled to receive 60% of our profits after the payment of preferred returns to investors, and 60% of our losses, in accordance with the terms of our operating agreement.

There are no caps or ceilings on the total amount of the above fees, compensation, income, distributions or other payments that may be made to our manager or its affiliates.

As referred to above, assets under management mean our total capital, including cash, reserve funds, notes, real estate owned, accounts receivable, advances made to protect loan security and any of our other assets, valued at fair market value. The asset management and loan-servicing fee will be paid on or before the 15th day of each calendar month with respect to assets under management as of the last day of the immediately preceding month. There are no caps or ceilings on the total amount of the above fees, compensation, income, distributions or other payments that may be made to our manager or its affiliates. As we met the minimum offering amount, we pay any amounts owed to our manager or its affiliates and their additional fees and expenses monthly in arrears; provided, however, our manager may elect, at any time, to defer, without interest thereon, the monthly payment of fees owed by us.

For fees paid by third parties, our manager will make arrangements with the respective borrowers for our manager’s fees owing from those borrowers. Our manager anticipates that borrowers will pay its compensation out of the proceeds of loans or upon closing the relevant transaction.

In addition to the fees earned by our manager and its affiliates, our manager, as the sole holder of our Class D Units, is entitled to be allocated 60% of our profits and losses after the payment of preferred returns pursuant to our operating agreement. However, our manager is entitled to receive such profits only after we have made all special allocations and paid all preferred returns to investors. The remaining 40% of our profits is allocated to holders of our Class A Units, Class B Units and Class C Units, as a group, in proportion to the respective units.

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

Conflicts of Interest

The relationships with our manager and its affiliates will result in various conflicts of interest. Our manager and its affiliates are engaged in business activities involving real estate lending and anticipate engaging in additional business activities in the future that may be competitive with us. Our manager and its affiliates will exercise their fiduciary duties to us and to our investors in a manner they believe will preserve and protect the investors’ rights. Additionally, our operating agreement contains provisions that limit our ability to enter into transactions with our manager and its affiliates.

The paragraphs below describe material conflicts of interest that may arise in the course of our manager’s management and operation of our business. The list of potential conflicts of interest reflects our knowledge of the existing or potential conflicts of interest as of the date of this annual report. We cannot assure investors that other conflicts of interest will not arise in the future.

Purchase of Interests in Loans From Our Manager or Other Affiliated Entities

We purchase fractional interests in loans from our manager or other entities that are affiliated with our manager as long as the loans are not in default and otherwise satisfy our lending guidelines. Although we intend to primarily engage is making mortgage loans in the future, as of the year ended December 31, 2003, eight of our thirteen loans were purchased from an affiliate of our manager, USA Capital Diversified Trust Deed Fund, LLC. Under these circumstances, our manager has a conflict of interest in negotiating the terms of purchase for such loans and negotiations may not be at arm’s-length. In addition, our manager has a conflict in determining whether investment opportunities should be offered to us, to affiliated entities substantially similar to us or to a third party.

Loan Brokerage Commissions

The compensation of our manager and its affiliates was not determined by arm’s length negotiations. The loan brokerage commissions charged to borrowers by our manager for most loans range between 2%-5% per loan of the principal amount of each loan per annum. Loan brokerage commissions may be paid to USA Commercial Mortgage Company when the loan is funded or may be paid over the term of the loan. Borrowers pay loan brokerage commissions out of loan proceeds, either directly to USA Commercial Mortgage Company, or indirectly to us and then to USA Commercial Mortgage Company. Any increase in such charges will have a direct, adverse effect upon the interest rates that borrowers will be willing to pay us, thus reducing the overall rate of return to our members. Conversely, if our manager reduces its loan brokerage commissions, a higher rate of return might be obtained for our members.

This conflict of interest will exist in connection with every loan transaction, and investors must rely upon the fiduciary duties of our manager to protect their interests. We generally charge borrowers interest at the rate generally prevailing for loans to comparable borrowers of similar size, duration and security in the geographical areas where the property serving as security is located.

Other Funds or Businesses

The compensation structure of our manager or its affiliates in connection with loans it originates for other entities may be different and, depending on the circumstances at a given point in time, more lucrative that the compensation structure we provide. As a result, we must rely on the fiduciary duties of our manager to protect our interests where there may exist a financial incentive for our manager to cause loans to be originated for private investors. Our manager and its affiliates have sponsored and may sponsor other funds formed to conduct business similar to ours. If both we and these other funds have funds to invest at the same time, our manager will have a conflict of interest with respect to whom to offer the loan opportunity. Our manager will decide who is most appropriate to fund the loan after consideration of all relevant factors, including the size of the loan, portfolio diversification, and the amount of uninvested funds. These other funds, or other investors that are clients of USA Commercial Mortgage Company or its affiliates, may also participate with us in making new loans.

Our manager, its affiliates or other funds sponsored or managed by USA Commercial Mortgage Company or its affiliates, may engage for their own account, or for the account of others, in other business ventures, similar to our operations or otherwise, and neither we nor any member shall be entitled to any interest therein.

We do not have independent management but instead rely on our manager for the management of our operations. Our manager devotes only so much time to our business as is reasonably required. Our manager has conflicts of interest in allocating management time, services and functions between its various other business interests and any future partnerships or business ventures in which it may be involved. Our manager believes it has sufficient staff available to be fully capable of discharging its responsibilities to all such entities.

Lack of Independent Review

To date, we have been represented by the same legal counsel as our manager. Our reliance on the same counsel used by our manager in our organization and the preparation of this annual report may result in the lack of an independent review.

Sale of Defaulted Loans or Real Estate Owned to Affiliates

In the event one of our loans goes into default or we become the owner of any real property by reason of foreclosure on one of our loans, our manager’s first priority will be to arrange the sale of the loan or property for a price that will permit us to recover the full amount of our invested capital plus accrued but unpaid interest and other charges, or as much as can be reasonably obtained in light of current market conditions. In order to facilitate such a sale, our manager may arrange a sale to persons or entities controlled by or affiliated with our manager, such as to another entity formed by our manager or its affiliates, or to other investors who are clients of our manager, USA Commercial Mortgage Company or their affiliates that desire to acquire defaulted loans or foreclosure properties from similar lenders. Our manager is subject to conflicts of interest in arranging such sales since it represents both parties to the transaction. For example, the potential buyer has conflicting interests with us in determining the purchase price and other terms and conditions of sale. Our manager’s decision is not subject to review by any outside parties.

Our manager has undertaken to resolve these conflicts by setting a purchase price for each defaulted loan or property that is no less than (i) the independently appraised value of such loan or property, if any, at the time of sale, (ii) the amount of the highest third party offer actually received, if any, or (iii) the total amount of our investment in the property. Our investment in the property is deemed to include without limitation the following:

•	The unpaid principal amount of the loan upon which we foreclosed;

•	All unpaid interest accrued to the date of foreclosure;

•	Expenditures made to protect our interest in the property such as payments for insurance and taxes;

•	All costs of foreclosure (including attorneys fees actually incurred to prosecute the foreclosure or to obtain relief from stays in bankruptcy); and

•	Any advances made by or on our behalf for any of the foregoing.

A portion of the purchase price may be paid by the affiliate executing a promissory note in our favor, secured by a deed of trust on the property being sold. The total loan-to-value ratio for the property may equal the property’s entire purchase price paid by the affiliate, and the note will otherwise contain terms and conditions comparable to those contained in notes executed by third parties.

If we acquire real property through foreclosure, USA Commercial Real Estate Group may, in some circumstances, serve as the listing broker in the sale of such real property. In which case USA Commercial Real Estate Group will earn a competitive brokerage commission.

USA Securities, LLC as an affiliate of USA Capital Realty Advisors, LLC

USA Securities, LLC is owned and managed by Joseph D. Milanowski and Paul S. Hamilton, where Messrs. Milanowski and Hamilton own 60% and 40%, respectively. As a result of this affiliation, USA Securities, LLC may have a conflict of interest in performing a “due diligence” investigation of the statements made in this annual report and may not conduct the investigation with the same degree of care as a non-affiliated dealer. Since a due diligence investigation assists in verifying the information provided in am annual report, the fact that no independent dealer will conduct an investigation in connection with this annual report may increase the likelihood that this annual report will not disclose risks or other matters you might consider important in determining whether or not to purchase our units.

The foregoing potential conflicts of interest reflects our current understanding of the existing or potential conflicts of interest. We cannot assure you that other conflicts of interest will not arise in the future. Aside from acting in accordance with our fiduciary duties to you and to USA Capital First Trust Deed Fund, we have no established procedures for addressing potential conflicts of interest.

Item 14. Principal Accounting Fees and Services.

The aggregate accounting fees billed and services provided by Beadle, McBride, Evans & Reeves, LLP, our principal accountant, for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Audit fees(1)	$8,728	$5,835
Audit-related fees(2)	—	—
Tax fees(3)	$38	—
All other fees(4)	—	$245

Total fees	$8,766	$6,080

(1)	Represents the aggregate fees Beadle, McBride, Evans & Reeves, LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by Beadle, McBride, Evans & Reeves, LLP in connection with those filings. In the year ended December 31, 2002, we were billed $3,650 in audit fees and $2,185 for assistance with filings with the Securities and Exchange Commission. In the year ended December 31, 2003, we were billed $7,223 in audit fees and $1,505 in fees for assistance with filings with the Securities and Exchange Commission.
(2)	Represents the aggregate fees Beadle, McBride, Evans & Reeves, LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit. There were no such fees in the years ended December 31, 2003 and 2002.
(3)	Represents the aggregate fees Beadle, McBride, Evans & Reeves, LLP billed us in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. For the year ended December 31, 2002, no such fees were billed, as we had no income in 2001 and 2002. In the year ended December 31, 2003, we were billed $38 for filing an extension.
(4)	Represents the aggregate fees Beadle, Mc Bride, Evans & Reeves, LLP billed us in each of the last two fiscal years for other than the items described in 1-3 above. In the year ended December 31, 2002, we were billed $245 for miscellaneous accounting services.

Because we are a limited-liability company, and not a corporation, we are managed by USA Capital Realty Advisors, LLC, which is controlled by USA Commercial Mortgage Company. As USA Commercial Mortgage Company is not a public company, it does not have an audit committee or a pre-approval policy with respect to any fees paid to Beadle, Mc Bride, Evans & Reeves, LLC, our principal accountant.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-k.

(a) List the following documents filed as part of the report:

(1) All financial statements.

The following financial statements of USA Capital First Trust Deed Fund, LLC are included in Item 8 of this Annual Report on Form 10-K:

Balance Sheets;

Statements of Operations;

Statements of Changes in Members’ Equity; and

Statements of Cash Flows.

The following financial statement of USA Capital Realty Advisors, LLC is included in Item 8 of this Annual Report on Form 10-K:

Balance Sheets.

(2) Financial Statement Schedules.

None.

(3) Exhibit Index.

See exhibits listed on the Exhibit Index following the signature page of this Annual Report on Form 10-K, where said Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K.

None.

(c) Exhibits.

Included as exhibits are the items listed in the Exhibit Index.

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

Signature	Title	Date

/s/ THOMAS A. HANTGES Thomas A. Hantges	Director and Chief Executive Officer (Principal Executive Officer) of USA Commercial Mortgage Company, the manager of USA Investment Partners, LLC, the manager of USA Capital Realty Advisors, LLC	April 13, 2004

/s/ JOSEPH D. MILANOWSKi Joseph D. Milanowski

Director, President and Chief Operating Officer (Principal Financial and Accounting Officer) of USA Commercial Mortgage Company, the manager of USA Investment Partners, LLC, the manager of USA Capital Realty Advisors, LLC

April 13, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Name	Page
2.1	Form of Amended and Restated Placement Agreement with USA Securities, LLC	****

2.2	Form of Selected Dealer Agreement	****

3.1	Articles of Organization	*

3.2	Amended and Restated Operating Agreement	***

4.1	Subscription Agreement and Power of Attorney	**

10.1	Escrow Agreement	**

10.2	Form of Construction Loan Agreement	60

10.3	Form of Deed of Trust, Assignment or Rents, Security Agreement and Fixture Filing	107

10.4	Form or Promissory Note	131

31.1	Certification of Thomas A. Hantges under Section 302 of the Sarbanes-Oxley Act of 2002	137

31.2	Certification of Joseph D. Milanowski under Section 302 of the Sarbanes-Oxley Act of 2002	138

32.1	Certifications of Thomas A. Hantges and Joseph D. Milanowski pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	139

*	=	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-11, as filed with the Securities and Exchange Commission on April 23, 2001.
**	=	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11, as filed with the Securities and Exchange Commission on August 30, 2002.
***	=	Previously filed as Appendix A to the registrant’s form of prospectus filed with the Securities and Exchange Commission on November 12, 2002 pursuant to Rule 424(b)(4).
****		Previously filed as an exhibit to the registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11, as filed with the SEC on June 27, 2003.