Form 10-Q
period 2004-03-31
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2004-05-17
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$891,304	$500,758
Investments in mortgage loans	11,209,372	5,642,444
Interest and other receivables	154,496	46,262
Deferred registration costs	—	—

Total current assets	$12,255,172	$6,189,464

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$—	$—
Management fee payable	32,074	—

Total current liabilities	32,074	—

Commitments and contingencies	—	—

Members’ equity	12,233,098	6,189,464

	$12,255,172	$6,189,464

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Operations

	Three Months Ended March 31,
	2004	2003	2002
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Interest income from investments in mortgage loans	$310,003	$—	$—
Other income	129	—	—

	310,132	—	—

Expenses:
Management fees to manager	34,574	—	—
Other	41	—	—

	34,615	—	—

Net income	$275,517	$—	$—

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003	2002
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Interest received	$201,989	$—	$—
Cash paid for management fees	(2,500)	—	—
Cash paid to vendors	(41)	—	—

Net cash provided by operating activities	199,357	—	—

Cash flows from investing activities:
Mortgage loans made by the fund	(5,724,991)	—	—
Mortgage loans repaid to the fund	158,063	—	—
Mortgage loans purchased and held for sale	—	—	—

Net cash (used in) investing activities	(5,566,928)	—	—

Cash flows from financing activities:
Proceeds from issuance of membership units	5,875,000	—	—
Capital contributions	—	—	—
Members’ redemptions	(10,303)	—	—
Member distributions, net of reinvestments	(106,580)	—	—

Net cash provided by financing activities	5,758,117	—	—

Increase in cash	390,546	—	—

Cash, beginning of period	500,758	49,829	49,829

Cash, end of period	$891,304	$49,829	$49,829

The following is a reconciliation of net income to net cash provided by operations:

Net income	$275,517	$—	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) in interest receivable	(108,234)	—	—
Increase in management fee payable	32,074	—	—

Net cash (used in) operating activities	$199,357	$—	$—

Supplemental schedule of noncash activities:

Deferred registration costs paid by organizing member as capital contributions	$—	$91,231	$24,188

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements

Note 1. Financial Instruments and Concentration of Credit Risk

Financial instruments with concentration of credit risk include cash and loans secured by trust deeds.

At March 31, 2004, approximately 74% of the total portfolio value of USA Capital First Trust Deed Fund, LLC (the “Fund”) was invested in mortgage loans the collateral for which was located in either California or Arizona. (See Note 3.) As a result of this geographical concentration of the Fund’s mortgage loans, a downturn in the local real estate markets in California and/or Arizona could have a material adverse effect on the Fund.

At March 31, 2004, approximately 25% of the Fund’s portfolio (approximately $2,800,000) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loans through foreclosure could have a material adverse effect on the Fund.

Additionally, at March 31, 2004, approximately 43% of the Fund’s total portfolio value was in loans to two borrowers. Because the Fund has a significant concentration of credit risk with these two borrowers, a default by either of these two borrowers could have a material adverse effect on the Fund.

Note 2. Investment in Mortgage Loans

Investments in mortgage loans at March 31, 2004 consists of:

Loan Type	Number of loans	Balance	Average interest rate	Portfolio percentage
Construction	1	$332,381	13.00%	3.20%
Land	4	1,136,000	11.80%	10.90%
Bridge	5	5,261,000	12.70%	50.30%
Acquisition and development	5	4,479,991	12.40%	35.60%

	15	$11,209,372	12.50%	100.00%

Investments in mortgage loans at December 31, 2003 consists of:

Loan Type	Number of loans	Balance	Average interest rate	Portfolio percentage
Construction	1	$490,444	13.00%	8.69%
Land	3	966,000	12.00%	17.12%
Bridge	3	3,126,000	12.50%	55.40%
Acquisition and development	2	1,060,000	12.00%	18.79%

	9	$5,642,444	12.36%	100.00%

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

The following is a schedule by maturities of mortgage loans at March 31, 2004:

2004	$9,149,231
2005	2,060,141

$11,209,372

The following is a schedule by geographic location of the collateral underlying investments in mortgage loans as of March 31, 2004 and December 31, 2003:

	Number	March 31, 2004 Balance	Portfolio Percentage	Number	December 31, 2003 Balance	Portfolio Percentage
Arizona	3	$5,611,000	50.06%	2	$2,441,000	43.26%
California	5	2,652,231	23.66%	2	1,535,444	27.21%
Nevada	3	966,000	8.62%	3	966,000	17.12%
Illinois	1	835,141	7.45%	1	500,000	8.86%
Florida	1	775,000	6.91%	0	—	—
Texas	1	170,000	1.52%	0	—	—
New Mexico	1	200,000	1.78%	1	200,000	3.55%

	15	$11,209,372	100.00%	9	$5,642,444	100.00%

The Fund invests in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At March 31, 2004, the Fund had outstanding mortgage loans with available interest reserves of approximately $745,000.

Note 3. Management Fees and Related Party Transactions

The operating agreement provides for a management fee to USA Capital Realty Advisors, LLC (the “Manager”) based on one and one-half percent annually of net assets. For the three month ended March 31, 2004, the Fund recorded management fees of approximately $35,000.

USA Securities, LLC, a company related by common control, raised 90% of the Fund’s membership units totaling approximately $5,285,000 for the three months ended March 31, 2004. The Manager paid the commission fees associated with raising of the funds.

USA CAPITAL REALTY ADVISORS, LLC

Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash	$71,521	$73,392

Total current assets	71,521	73,392

Other assets:
Due from related parties	173,506	129,681
Investments in related companies	147,751	147,751

Total other assets	321,257	277,432

	$392,778	$350,824

LIABILITIES AND MEMBERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$97,609	$62,033
Due to related parties	339,136	367,138

Total current liabilities	436,745	429,171

Members’ (deficit)	(43,967)	(78,347)

	$392,778	$350,824

See Notes to Balance Sheet

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheet

Note 1. Investments in related companies

Investments are recorded on the equity method and consist of:

	Member interest in USA Capital Diversified Trust Deed Fund, LLC	Member interest in USA Capital First Trust Deed Fund, LLC	Member interest in Tanamera Apartments, LLC	Total
Balance December 31, 2003	$42,922	$54,829	$50,000	$147,751
Contributions	—	—	—	—
Distributions	—	—	—	—
Interest in earnings (loss)	—	—	—	—

Balance March 31, 2004	$42,922	$54,829	$50,000	$147,751

Note 2. Related party transactions

USA Capital Realty Advisors, LLC (the “Company”) owns units in and/or acts as manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, and USA Securities, LLC.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited-liability company that makes or purchases entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States. During the three months ended March 31, 2004, the Company recorded approximately $410,000 as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC. At March 31, 2004, the Company had approximately $140,000 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the account due from related parties.

USA Capital First Trust Deed Fund, LLC is a limited-liability company that makes investments or purchases fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States of America. During the three months ended March 31, 2004, the Company recorded approximately $35,000 as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC. At March 31, 2004, the Company had approximately $32,000 of unpaid management fees due from USA Capital First Trust Deed Fund, LLC, which is included in the account due from related parties.

USA Securities, LLC, a limited-liability company related by common control is a registered broker-dealer, is a member of the National Association of Securities Dealers, Inc. and conducts limited broker-dealer operations. During the three months ended March 31, 2004, commissions of approximately $180,000 were charged by USA Securities, LLC for raising funds of which approximately $37,000 is unpaid and is reflected in the account due to related parties.

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

OVERVIEW

We were organized on February 16, 2001 and have conducted limited business operations. As of April 1, 2004, we have sold or reinvested distributions in 2,529.1619 units representing a capitalization of $12,645,809. The proceeds from the sale of these membership units have primarily been used to purchase fractional interests in or to otherwise invest in mortgage loans in the United States. We have limited assets and a brief operating history. Our operations have been limited to our registered offering of membership units and, more recently, investing in mortgage loans where our collateral is secured by real property located in the United States. We may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States. Our manager has and will continue to select mortgage loans for us, and assist us by obtaining, processing and managing these loans. We believe that an adequate number of additional opportunities to invest in mortgage loans exists.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

During the three months ended March 31, 2004, we generated revenues of $310,132, compared to $0 during the three months ended March 31, 2003. During the three months ended March 31, 2004, our revenues consisted of $310,003 in interest earned from investments in mortgage loans and $129 in other income. The increase in revenue in 2004 resulted from our initial investment in mortgage loans and interest earned from such loans.

During the three months ended March 31, 2004, we incurred expenses of $34,615, compared to $0 during the three months ended March 31, 2003. During the three months ended March 31, 2004, we paid management fees to our manager in the amount of $34,574, as opposed to $0 in the three months ended March 31, 2003. Accordingly, during the three months ended March 31, 2004, we generated a net income of $275,517.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our principal capital resources have been the payment of our offering and administrative expenses by our manager and the proceeds from our registered offering of membership units. Our manager has paid and will continue to pay the registration and organization costs we incur, including accounting, legal and administrative expenses and fees. Prior to satisfying the minimum offering amount for our registered offering and breaking escrow, these deferred costs were recorded as capital contributions during the respective periods they were incurred. With respect to our registered offering, as of April 1, 2004, we have issued, net of redemptions and including reinvestments, 2,529.1619 units, representing a capitalization of $12,645,809. As of March 31, 2004, we have redeemed 3.0605 units.

At March 31, 2004, we held $891,304 of cash, compared to $500,758 of cash held as of December 31, 2003. The increase in cash resulted primarily from the receipt proceeds from the sale of our units in our registered offering, less amounts invested in mortgage loans. Although a substantial portion of our assets may be classified as current assets, i.e., assets convertible into cash within 12 months, our current assets consist primarily of our investments in mortgage loans that mature within 12 months. As a result, although we maintain positive working capital, the working capital concept may not be particularly meaningful as it relates to our operations. As of March 31, 2004, our members’ equity was $12,233,098, compared to $6,189,464 as of December 31, 2003. The increase in members’ equity during the three months ended March 31, 2004 resulted primarily from the placement of membership units and the receipt of interest on our investments in mortgage loans.

During the three months ended March 31, 2004 and 2003, our operating activities provided net cash of $199,357 and $0, respectively. During the three months ended December 31, 2004, the interest received from our mortgage loan investments of $201,989 was offset by the cash paid to vendors of $41 and the cash paid for management fees of $2,500.

During the three months ended March 31, 2004 and 2003, our investing activities utilized net cash of $5,566,928 and $0, respectively. During the three months ended March 31, 2003, we invested in mortgage loans in the aggregate amount $5,724,991, while we did not invest in mortgage loans in the three months ended March 31, 2003. We will continue to invest in mortgage loans as we continue to raise funds through the offering our membership units.

During the three months ended March 31, 2004 and 2003, our financing activities provided net cash of $5,758,117 and $0, respectively. During the three months ended March 31, 2004 and 2003, we received proceeds of $5,875,000 and $0, respectively, from our offering of membership units. During the same periods we issued distributions, net of reinvestments, of $106,580 and redeemed $10,303 in membership units. There were no distributions or redemptions during the three months ended March 31, 2003. The net cash provided by financing activities for the three months ended March 31, 2004 reflects proceeds from our offering of membership units, less distributions to members and member redemptions.

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

In addition, as of March 31, 2004, we have not entered into any lines of credit, credit facilities or other loan agreements, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the three months ended March 31, 2004. This evaluation was done with the participation of our manager and its management team.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

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

As of April 1, 2004, we have issued, net of redemptions and including reinvestments, 2,529.1619 units representing a capitalization of $12,645,809, where such units consist of 713.2076 Class A Units, 304.6294 Class B Units and 1,511.3249 Class C Units. Of our outstanding units, we issued 2.9771 of Class A Units, 1.3524 of Class B Units and 19.9349 of Class C Units through our reinvestment program, and redeemed 2.0605 Class A Units and 1.000 Class B Unit.

Through the proceeds from our offering, as of March 31, 2004, we have mortgage loan investments of $11,209,372, cash and cash equivalents of $891,304 and interest and other receivables of $154,496.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA CAPITAL FIRST TRUST DEED FUND, LLC

By:	USA CAPITAL REALTY ADVISORS, LLC, its sole manager

	By:	USA INVESTMENT PARTNERS, LLC, its sole manager

		By:	USA COMMERCIAL MORTGAGE COMPANY, its sole manager

			By:	/s/ Thomas A. Hantges	May 14, 2004
				Thomas A. Hantges	Date
Chief Executive Officer

			By:	/s/ Joseph D. Milanowski	May 14, 2004
				Joseph D. Milanowski	Date
President and Chief Operating Officer