Form 10-Q
period 2004-06-30
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2004-08-20
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Balance Sheets

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,512,987	$500,758
Investments in mortgage loans	17,473,141	5,642,444
Interest and other receivables	161,371	46,262
Deferred registration costs	—	—

Total current assets	$19,147,499	$6,189,464

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$—	$—
Management fee payable	65,780	—

Total current liabilities	65,780	—

Commitments and contingencies	—	—

Members’ equity	19,081,719	6,189,464

	$19,147,499	$6,189,464

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Operations

	(Unaudited) Six months ended June 30, 2004	(Unaudited) Six months ended June 30, 2003	(Unaudited) Three months ended June 30, 2004	(Unaudited) Three months ended June 30, 2003
Revenues:
Interest earned from investments in mortgage loans	$697,828	$—	$387,825	$—
Other income	129	—	—	—

	697,957	—	387,825	—

Expenses:
Management fees to Manager	88,280	—	53,706	—
Other	27	6	—	6

	88,307	6	53,704	6

Net income (loss)	$609,650	$(6)	$334,119	$(6)

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows

	(Unaudited) Six months ended June 30, 2004	(Unaudited) Six months ended June 30, 2003
Cash flows from operating activities:
Interest received	$582,848	$—
Cash paid for management fee	(22,500)
Cash paid to vendors	(27)	(6)

Net cash provided by (used in) operating activities	560,321	(6)

Cash flows from investing activities:
Mortgage loans made by the fund	(13,625,991)	—
Mortgage loans repaid to the fund	1,795,294	—
Mortgage loans purchased and held for sale	—	—

Net cash (used in) investing activities	(11,830,697)	—

Cash flows from financing activities:
Proceeds from issuance of membership units	12,595,000	—
Capital contributions	—	—
Members’ redemptions	(15,303)	—
Member distributions, net of reinvestments	(297,092)	—

Net cash provided by financing activities	12,282,605	—

Increase in cash	1,012,229	(6)

Cash, beginning of period	500,758	49,829

Cash, end of period	$1,512,987	$49,823

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows - continued

	(Unaudited) Six months ended June 30, 2004	(Unaudited) Six months ended June 30, 2003
The following is a reconciliation of net income to net cash provided by operations:

Net income (loss)	$609,650	$(6)
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) in interest receivable	(115,109)	—
Increase in management fee payable	65,780	—

Net cash provided by (used in) operating activities	560,321	(6)

Supplemental schedule of noncash activities:

Deferred registration costs paid by organizing members as capital contributions	$—	$244,348

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements

Note 1. Financial instruments and concentration of credit risk

Financial instruments with concentration of credit risk include cash and loans secured by trust deeds.

At June 30, 2004, approximately 70% of USA Capital First Trust Deed Funds, LLC’s (the “Fund”) total portfolio value was invested in mortgage loans that were in either California or Arizona. (See Note 2.) As a result of this geographical concentration of the Fund’s mortgage loans, a downturn in the local real estate markets in California and/or Arizona could have a material adverse effect on the Fund.

At June 30, 2004 approximately 19% of the Fund’s portfolio (approximately $3,340,000) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loans through foreclosure could have a material adverse effect on the Fund.

Additionally, at June 30, 2004, approximately 39% of the Fund’s total portfolio value was in loans to three borrowers. Because the Fund has a significant concentration of credit risk with these three borrowers, a default by any of the three borrowers could have a material adverse effect on the Fund.

Note 2. Investment in mortgage loans

Investments in mortgage loans at June 30, 2004 consist of:

Loan Type	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition and development	5	$6,666,141	12.60%	38.15%
Bridge	4	6,206,000	12.90%	35.52%
Construction	2	1,740,000	12.90%	9.95%
Land	5	2,311,000	12.40%	13.23%
Residential	2	550,000	13.00%	3.15%

	18	$17,473,141	12.76%	100.00%

Investments in mortgage loans at December 31, 2003 consist of:

Loan Type	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition and development	2	$1,060,000	12.00%	18.79%
Bridge	3	3,126,000	12.50%	55.40%
Construction	1	490,444	13.50%	8.69%
Land	3	966,000	12.00%	17.12%

	9	$5,642,444	12.38%	100.00%

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 2. Investment in mortgage loans - continued

The following is a schedule of contractual maturities of investments in mortgage loans as of June 30, 2004:

Through June 30, 2005	$16,028,141
Thereafter	1,445,000

$17,473,141

The following is a schedule by geographic location of investment in mortgage loans as of June 30, 2004 and December 31, 2003:

	June 30, 2004			December 31, 2003
	Number	Balance	Portfolio Percentage	Number	Balance	Portfolio Percentage
Arizona	3	$6,366,000	36.43%	2	$2,441,000	43.26%
California	7	5,971,000	34.17%	2	1,535,444	27.21%
Colorado	1	700,000	4.01%	—	—	—
Nevada	2	466,000	2.67%	3	966,000	17.12%
Illinois	1	1,505,141	8.61%	1	500,000	8.86%
Florida	1	1,300,000	7.44%	—	—	—
Texas	2	370,000	2.12%	—	—	—
New Mexico	1	795,000	4.55%	1	200,000	3.55%

	18	$17,473,141	100.00%	9	$5,642,444	100.00%

The Fund invests in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At June 30, 2004, the Fund had outstanding mortgage loans with available interest reserves of approximately $1,049,892.

Note 3. Management fees and related party transactions

The operating agreement provides for a management fee to USA Capital Realty Advisors, LLC (the “Manager”) based on one and one-half percent annually of net assets. For the six month ended June 30, 2004, the Fund recorded management fees of approximately $88,000 of which approximately $65,000 is unpaid and is reflected in account management fee payable.

USA Securities, LLC, a company related by common control, raised 93% of the Fund’s membership units totaling approximately $11,685,000 for the six months ended June 30, 2004. The Manager paid the commission fees associated with raising of the funds.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 4. Financial statement presentation

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financials statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

USA CAPITAL REALTY ADVISORS, LLC

Balance Sheets

	June 30, 2004 (unaudited)	December 31, 2003
ASSETS

Current assets:
Cash	$40,877	$73,392

Total current assets	40,877	73,392

Other assets:
Due from related parties	347,876	129,681
Investments in related companies	147,751	147,751
Prepaid expenses	7,145	—

Total other assets	$502,772	$277,432

	$543,649	$350,824

LIABILITIES AND MEMBERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$221,978	$62,033
Due to related parties	375,058	367,138

Total current liabilities	597,036	429,171

Members’ (deficit)	(53,387)	(78,347)

	$543,649	$350,824

See Notes to Balance Sheet

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheet

Note 1. Investments in related companies

Investments are recorded on the equity method and consist of:

	Member interest in USA Capital Diversified Trust Deed Fund, LLC	Member interest in USA Capital First Trust Deed Fund, LLC	Member interest in Tanamera Apartments, LLC	Total
Balance December 31, 2003	$42,922	$54,829	$50,000	$147,751
Contributions	—	—	—	—
Distributions	(2,797)	(1,757)	—	(4,554)
Interest in earnings (loss)	2,797	1,757	—	4,554

Balance June 30, 2004	$42,922	$54,829	$50,000	$147,751

Note 2. Related party transactions

USA Capital Realty Advisors, LLC (the “Company”) owns units in and/or acts as manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, and USA Securities, LLC.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited-liability company that makes or purchases entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States. During the six months ended June 30, 2004, the Company recorded approximately $850,000 as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC. At June 30, 2004, the Company has approximately $282,000 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the account due from related parties.

USA Capital First Trust Deed Fund, LLC is a Nevada limited-liability company that makes investments or purchases fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States. During the six months ended June 30, 2004, the Company recorded approximately $65,000 as compensation for its management services from USA Capital First Trust Deed Fund, LLC. At June 30, 2004, the Company has approximately $65,000 of unpaid management fees due from USA Capital First Trust Deed Fund, LLC, which is included in the account due from related parties.

USA Securities, LLC, a Nevada limited-liability company related by common control, is a registered broker-dealer, is a member of the National Association of Securities Dealers (“NASD”) and conducts limited securities business in California, Florida, Nevada, and other states. During the six months ended June 30, 2004, commissions of approximately $350,000 were charged by USA Securities, LLC for raising funds of which approximately $69,000 is unpaid and is reflected in the account due to related parties.

USA Capital Realty Advisors, LLC

Notes to Balance Sheet

Note 3. Financial statement presentation

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financials statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

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

OVERVIEW

We were organized on February 16, 2001 and have conducted limited business operations. As of July 31, 2004, we have sold or reinvested distributions in 5,007.7985 units representing a capitalization of $25,038,992.50. The proceeds from the sale of these membership units have primarily been used to purchase fractional interests in or to otherwise invest in mortgage loans in the United States. We have limited assets and a brief operating history. Our operations have been limited to our registered offering of membership units and, more recently, investing in mortgage loans where our collateral is secured by real property located in the United States. We may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States. Our manager has and will continue to select mortgage loans for us, and assist us by obtaining, processing and managing these loans. We believe that an adequate number of additional opportunities to invest in mortgage loans exists.

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

Allowances for Loan Losses. When deemed necessary, we will set an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions. Actual losses on loans will be recorded as a charge-off or reduction of the loan loss reserve. Subsequent recoveries of loan amounts previously charged off will be recorded as an increase to the loan loss reserve.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2004 and 2003

During the six months ended June 30, 2004, we generated revenues of $697,957, compared to $0 during the six months ended June 30, 2003. During the six months ended June 30, 2004, our revenues consisted of $697,828 in interest earned from investments in mortgage loans and $129 in other income. The increase in revenue in 2004 resulted from our initial investment in mortgage loans and interest earned from such loans.

During the six months ended June 30, 2004, we incurred expenses of $88,307, compared to $6 during the six months ended June 30, 2003. During the six months ended June 30, 2004, we paid management fees to our manager in the amount of $88,280, as opposed to $0 in the six months ended June 30, 2003. Accordingly, during the six months ended June 30, 2004, we generated a net income of $609,650.

Three Months Ended June 30, 2004 and 2003

During the three months ended June 30, 2004, we generated revenues of $387,825, consisting completely of interest earned from investments in mortgage loans, compared to no revenues during the three months ended June 30, 2003. The increase in revenue in 2004 resulted from our initial investment in mortgage loans and interest earned from such loans.

During the three months ended June 30, 2004, we incurred expenses of $53,692, compared to $6 during the three months ended June 30, 2003. During the three months ended June 30, 2004, we paid management fees to our manager in the amount of $53,706, as opposed to $0 in the three months ended June 30, 2003. Accordingly, during the three months ended June 30, 2004, we generated a net income of $334,133.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our principal capital resources have been the payment of our offering and administrative expenses by our manager and the proceeds from our registered offering of membership units. Our manager has paid and will continue to pay the registration, organization and offering costs we incur, including accounting, legal and administrative expenses and fees. Prior to satisfying the minimum offering amount for our registered offering and breaking escrow, these deferred costs were recorded as capital contributions during the respective periods they were incurred. With respect to our registered offering, as of July 31, 2004, we have issued, net of redemptions and including reinvestments, 5,007.7985 units, representing a capitalization of $25,038,992.50. As of July 31, 2004, we have redeemed 3.1841 units.

At June 30, 2004, we held $560,321 of cash, compared to $500,758 of cash held as of December 31, 2003. The increase in cash resulted primarily from the receipt of proceeds from the sale of our units in our registered offering, less amounts invested in mortgage loans. Although a substantial portion of our assets may be classified as current assets, i.e., assets convertible into cash within 12 months, our current assets consist primarily of our investments in mortgage loans that mature within 12 months. As a result, although we maintain positive working capital, the working capital concept may not be particularly meaningful as it relates to our operations. As of June 30, 2004, our members’ equity was $19,147,499, compared to $6,189,464 as of December 31, 2003. The increase in members’ equity during the six months ended June 30, 2004 resulted primarily from the placement of membership units and the receipt of interest on our investments in mortgage loans.

During the six months ended June 30, 2004 and 2003, our operating activities provided net cash of $560,321 and -$6, respectively. During the six months ended June 30, 2004, the interest received from our mortgage loan investments of $582,848 was offset by the cash paid to vendors of $27 and the cash paid for management fees of $22,550.

During the six months ended June 30, 2004 and 2003, our investing activities utilized net cash of $11,830,697 and $0, respectively. During the six months ended June 30, 2003, we invested in mortgage loans in the aggregate amount of $13,625,991, while we did not invest in mortgage loans in the six months ended June 30, 2003. We will continue to invest in mortgage loans as we continue to raise funds through the offering of our membership units.

During the six months ended June 30, 2004 and 2003, our financing activities provided net cash of $12,282,605 and $0, respectively. During the six months ended June 30, 2004 and 2003, we received proceeds of $12,595,000 and $0, respectively, from our offering of membership units. During the same periods we issued distributions, net of reinvestments, of $297,092 and redeemed $15,303 in membership units. There were no distributions or redemptions during the six months ended June 30, 2003. The net cash provided by financing activities for the six months ended June 30, 2004 reflects proceeds from our offering of membership units, less distributions to members and member redemptions.

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

Risks Related to an Investment in USA Capital First Trust Deed Fund, LLC

We were organized as a Nevada limited-liability company on February 16, 2001. Due to our recent organization, we have a limited operating history. Further, since our manager has only been organized since January 18, 2001, our manager has a limited operating history as well. In terms of selecting mortgage loan investments, our manager relies upon certain investment objectives and policies that may result in the investment in mortgage loans that underperform due to inadequate loan-to-value ratios, lack of understanding of local real estate markets in other areas, lack of mortgage insurance, lack of appraisals, properties that are difficult to determine appropriate value, such as leasehold interests, or inadequate loan diversification within our loan portfolio. Further, notwithstanding our investment criteria, since most of our mortgage loan investments require payments of interest only during the loan term and a large “balloon” payment of principal at the end of the loan term, we risk that the borrower will not be able to make such payment and default on the loan.

As of June 30, 2004, approximately 19% of our portfolio (approximately $3,340,000) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loans through foreclosure could have a material adverse effect on us. Additionally, approximately 39% of our total portfolio value was in loans to three borrowers. Because we have a significant concentration of credit risk with these three borrowers, a default by any of the three borrowers could have a material adverse effect on us. Further, 70% of our total portfolio value was invested in mortgage loans with underlying collateral in California and Arizona. As a result of this geographical concentration of the Fund’s mortgage loans, a downturn in the local markets in California and/or Arizona could have a material adverse effect on us.

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

Other factors could also impair our ability to distribute cash to our members. During the delay between the sale of our membership units and the investment of the resulting proceeds, such proceeds are invested in liquid assets that may not yield a return as high as the anticipated return on our loans. Lesser yields may also result from our manager’s retention of a contingency reserve fund to cover our unexpected cash needs. These lesser yields may adversely affect the investment return to our members. Further, since we intend to leverage our portfolio by obtaining a credit line secured by our assets, we could lose some or all of our assets if we were unable to repay the credit line. Even if we were repaying the indebtedness in a timely manner, our interest payments on the borrowed funds would reduce our income and the distributions members receive.

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

Risks Related to Our Membership Units

There is no public market for our membership units and we do not expect one to ever develop. The transferability of our membership units is further restricted by provisions of state and federal securities law and by our operating agreement. Our operating agreement provides that any sale or transfer of our membership units requires the prior written consent of our manager, which may be withheld in our manager’s sole discretion. Furthermore, members have only limited rights to redeem their membership units or withdraw from us or to otherwise obtain the return of their then positive capital account balance. As a result, all investors in our membership units must be capable of bearing the economic risks of this investment with the understanding that their interest in our membership units may not be liquidated by resale. Members should expect to hold their respective membership units for an indefinite period of time.

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

In addition, as of June 30, 2004, we have not entered into any lines of credit, credit facilities or other loan agreements, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the three months ended June 30, 2004. This evaluation was done with the participation of our manager and its management team.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In March 1998, Thomas A. Hantges was named as a defendant in a civil action brought by the Securities and Exchange Commission in the United States District Court for the Southern District of New York. In its findings on a motion for a preliminary injunction, the court concluded that the Securities and Exchange Commission had established a substantial likelihood of success in proving that Mr. Hantges had violated the registration requirements of the Securities Act; however, the court determined that Mr. Hantges was not likely to engage in similar violations of the Securities Act in the future. Accordingly, the preliminary injunction entered by the court against some of the defendants in the action, was not entered against Mr. Hantges. In July 2004, however, the court issued an opinion and order granting the Securities and Exchange Commission’s motion for summary judgment against Mr. Hantges, among others, issuing, with respect to Mr. Hantges, a permanent injunction against violations of Section 5(a) and (c) of the Securities Act, requiring disgorgement of proceeds derived from the transactions in question in the amount of approximately $889,000 jointly and severally with others and $305,000 individually and imposing a civil penalty of $125,000. The order has not yet been entered. We have been advised that Mr. Hantges intends to appeal the order.

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

As of July 31, 2004, we have issued, net of redemptions and including reinvestments, 5,007.7985 units representing a capitalization of $25,038,992.50, where such units consist of 2,069.7696 Class A Units, 596.0795 Class B Units and 2,341.9494 Class C Units. Of our outstanding units, we issued 8.8901 of Class A Units, 4.1162 of Class B Units and 46.9763 of Class C Units through our reinvestment program, and redeemed 2.1205 Class A Units, Class B Units 0.0367 and 1.0269 Class C Units.

Through the proceeds from our offering, as of June 30, 2004, we have mortgage loan investments of $17,473,141, cash and cash equivalents of $1,512,987 and interest and other receivables of $161,371.

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

By:	USA CAPITAL REALTY ADVISORS, LLC, Its sole manager

	By:	USA INVESTMENT PARTNERS, LLC, Its sole manager

		By:	/s/ Thomas A. Hantges	August 20, 2004
			Thomas A. Hantges, Co-Manager	Date

		By:	/s/ Joseph D. Milanowski	August 20, 2004
			Joseph D. Milanowski, Co-Manager	Date