Form 10-Q
period 2004-09-30
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2004-11-22
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Balance Sheets

	(Unaudited) September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$1,050,466	$500,758
Investments in mortgage loans, net allowance for loan losses of $0 and $0, respectively	34,389,343	5,642,444
Assignment receivable from affiliate	560,000	—
Interest and other receivables	342,104	46,262

	$36,341,913	$6,189,464

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and accrued expenses	$—	$—
Due to Manager	74,508	—

	74,508	—
Commitments and contingencies	—	—
Members’ equity	36,267,405	6,189,464

	$36,341,913	$6,189,464

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Operations

	(Unaudited) Nine months ended September 30, 2004	(Unaudited) Nine months ended September 30, 2003	(Unaudited) Three months Ended September 30, 2004	(Unaudited) Three months Ended September 30, 2003
Revenues:
Interest earned from investments in mortgage loans	$1,510,811	$—	$812,983	$—
Other income	6,789	—	6,660	—

	1,517,600	—	819,643	—

Expenses:
Management fees to Manager	197,209	—	108,929	—
Other	27	6	—	—

	197,236	6	108,929	—

Net income (loss)	$1,320,364	$(6)	$710,714	$—

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows

	(Unaudited) Nine months ended September 30, 2004	(Unaudited) Nine months Ended September 30, 2003
Cash flows from operating activities:
Interest received	$1,221,758	$—
Cash paid for management fee	(122,701)	—
Cash paid to vendors	(27)	(6)

Net cash provided by (used in) operating activities	1,099,030	(6)
Cash flows from investing activities:
Purchase of investments in mortgage loans	(38,121,057)	—
Proceeds from loan payoff	8,814,158	—

Net cash (used in) investing activities	(29,306,899)	—
Cash flows from financing activities:
Proceeds from issuance of membership units	29,745,000	1,500,000
Capital contributions	—	—
Members’ redemptions	(309,621)	—
Member distributions, net of reinvestments	(677,802)	—

Net cash provided by financing activities	28,757,577	$1,500,000
Increase in cash	549,708	1,499,994
Cash, beginning of period	500,758	49,829

Cash, end of period	$1,050,466	$1,549,823

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows - continued

	(Unaudited) Nine months Ended September 30, 2004	(Unaudited) Nine months Ended September 30, 2003
The following is a reconciliation of net income to net cash provided by operations:
Net income (loss)	$1,320,364	$(6)
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) in interest receivable	(295,842)	—
Increase in due to manager	74,508	—

Net cash provided by (used in) operating activities	1,099,030	(6)

Supplemental schedule of noncash activities:
Deferred registration costs paid by organizing members as capital contributions	$—	$297,116

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements

Note 1. Financial instruments and concentration of credit risk

Financial instruments with concentration of credit risk include cash and loans secured by trust deeds.

At September 30, 2004, approximately 62% of the total portfolio value of USA Capital First Trust Deed Fund, LLC (the “Fund”) was invested in mortgage loans that were in either California or Texas. (See Note 2.) As a result of this geographical concentration of the Fund’s mortgage loans, a downturn in the local real estate markets in California and/or Texas could have a material adverse effect on the Fund.

At September 30, 2004, approximately 26% of the Fund’s portfolio (approximately $9 million) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the in ability to recover the amounts owed on the loans through foreclosure could have a material adverse effect on the Fund.

Additionally, at September 30, 2004, approximately 38% of the Fund’s total portfolio value was in loans to three borrowers. Because the Fund has a significant concentration of credit risk with these three borrowers, a default by any of the three borrowers could have a material adverse effect on the Fund.

Note 2. Investment in mortgage loans

Investments in mortgage loans at September 30, 2004 consist of:

Loan Type by Mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	8	$4,399,202	13.49%	12.79%
Bridge	6	12,190,000	13.03%	35.45%
Construction	5	3,921,500	12.55%	11.40%
Development	2	9,196,141	12.56%	26.74%
Acquisition and development	2	4,682,500	12.95%	13.62%

	23	$34,389,343	12.90%	100.00%
Less allowance for loan losses		—

		$34,389,343

Loan Type by Real Property	Number of loans	Balance	Portfolio percentage
Residential	3	$2,325,000	6.76%
Commercial	7	4,421,500	12.86%
Unimproved Land	2	9,196,141	26.74%
Mixed Use	11	18,446,702	53.64%

	23	$34,389,343	100.00%
Less allowance for loan losses		—

		$34,389,343

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 2. Investment in mortgage loans - continued

Investments in mortgage loans at December 31, 2003 consist of:

Loan Type by Mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	3	$966,000	11.80%	17.10%
Bridge	3	3,126,000	12.50%	55.40%
Construction	1	490,444	13.00%	8.70%
Acquisition and development	2	1,060,000	12.00%	18.80%

	9	$5,642,444	12.30%	100.00%
Less allowance for loan losses		—

		$5,642,444

Loan Type by Real Property	Number of loans	Balance	Portfolio percentage
Residential	1.5	$740,444	13.10%
Commercial	4.5	3,936,000	69.80%
Unimproved Land	3	966,444	17.10%

	9	$5,642,444	100.00%

Less allowance for loan losses		—
		$5,642,444

The following is a schedule by geographic location of investment in mortgage loans as of September 30, 2004 and December 31, 2003:

	September 30, 2004			December 31, 2003
	Number	Balance	Portfolio Percentage	Number	Balance	Portfolio Percentage
Arizona	2	$4,725,000	13.74%	2	$2,441,000	43.26%
California	8	14,013,202	40.75%	2	1,535,444	27.21%
Florida	2	2,085,000	6.06%	—	—	—
Illinois	1	4,035,141	11.73%	3	966,000	17.12%
Michigan	1	95,000	0.28%	1	500,000	8.86%
Nevada	2	202,000	0.59%	—	—	—
New Mexico	2	1,681,500	4.89%	—	—	—
Texas	4	7,552,500	21.96%	1	200,000	3.55%

	22	$34,389,343	100.00%	9	$5,642,444	100.00%

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 2. Investment in mortgage loans - continued

The Fund invests in mortgage loans that have interest reserves. Loans with interest reserves require the borrowers to maintain interest reserves funded from the principal amount of the loan for a period of time. At September 30, 2004, the Fund had outstanding mortgage loans with available interest reserves of approximately $1.8 million.

The following is a schedule of contractual maturities of investments in mortgage loans as of September 30, 2004:

Through September 30, 2005	$30,059,277
Thereafter	4,330,066

$34,389,343

This does not necessarily indicate when the investments in mortgage loans will be realized in cash, as loans may be extended, become delinquent or be foreclosed upon during the normal course of operations.

Note 3. Management fees and related party transactions

The Fund’s operating agreement provides for a management fee to USA Capital Reality Advisors, LLC, (the “Manager”) based on one and one-half percent annually of net assets. For the nine months ended September 30, 2004, the Fund recorded management fees of approximately $197,000 of which approximately $75,000 is unpaid and is reflected in account management fee payable.

USA Securities, LLC, a company related by common control, raised 61% of the Fund’s membership units totaling approximately $18 million for the nine months ended September 30, 2004. The Manager paid the commission fees associated with raising of the funds.

Note 4. Financial statement presentation

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on April 13, 2004.

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

USA CAPITAL REALTY ADVISORS, LLC

Balance Sheets

	(unaudited) September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash	$76,569	$73,392

Total current assets	76,569	73,392
Other assets:
Due from related parties	204,371	129,681
Investments in related companies	147,751	147,751
Prepaid expenses	10,745	—

Total other assets	$362,867	$277,432

	$439,436	$350,824

LIABILITIES AND MEMBERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$314,044	$62,033
Due to related parties	357,814	367,138

Total current liabilities	671,858	429,171
Members’ (deficit)	(232,422)	(78,347)

	$439,436	$350,824

See Notes to Balance Sheet

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheet

Note 1. Investments in related companies

Investments are recorded on the equity method and consist of:

	Member interest in USA Capital Diversified Trust Deed Fund, LLC	Member interest in USA Capital First Trust Deed Fund, LLC	Member interest in Tanamera Apartments, LLC	Total
Balance December 31, 2003	42,992	$54,829	$50,000	$147,751
Contributions	—	—	—	—
Distributions	—	—	—	—
Interest in earnings	—	—	—	—

Balance September 30, 2004	42,992	$54,829	$50,000	$147,751

Note 2. Related party transactions

USA Capital Realty Advisors, LLC (the “Company”) owns units in and/or acts as manager for USA Capital Diversified Trust Deed Fund, LLC and USA Capital First Trust Deed Fund, LLC.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited liability company that makes or purchases entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States. During the nine months ended September 30, 2004, the Company recorded approximately $1.3 million as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC. At September 30, 2004, the Company has approximately $129,000 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the account due from related parties.

USA Capital First Trust Deed Fund, LLC is a Nevada limited liability company that makes investments or purchases fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States of America. During the nine months ended September 30, 2004, the Company recorded approximately $197,000 as compensation for its management services from USA Capital First Trust Deed Fund, LLC. At September 30, 2004, the Company has approximately $75,000 of unpaid management fees due from USA Capital First Trust Deed Fund, LLC, which is included in the account due from related parties.

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheet

Note 2. Related party transactions - continued

USA Securities, LLC, a Nevada limited liability company related by common control, is a member of the National Association of Securities Dealers, Inc. and conducts limited securities business in California, Florida, Nevada and other states. During the nine months ended September 30, 2004, commissions of approximately $871,000 were charged by USA Securities, LLC for raising funds of which approximately $69,000 is unpaid and is reflected in the account due to related parties.

Note 3. Financial statement presentation

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes of the Company contained in the annual report on Form 10-K of USA Capital First Trust Deed Fund, LLC for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on April 13, 2004.

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

OVERVIEW

We were organized on February 16, 2001, have limited assets and have conducted limited business operations. As of October 1, 2004, we have sold or reinvested distributions in 7,442.6422 units representing a capitalization of $37,213,211. The proceeds from the sale of these membership units have primarily been used to purchase fractional interests in or to otherwise invest in mortgage loans in the United States. Our operations have consisted of our registered offering of membership units and the investment in mortgage loans where our collateral is secured by real property located in the United States. We may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States. Our manager has and will continue to select mortgage loans for us, and assist us by obtaining, processing and managing these loans. We believe that an adequate number of additional opportunities exist to invest in mortgage loans.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 and 2003

During the nine months ended September 30, 2004, we generated revenues of $1,517,600, compared to $0 during the nine months ended September, 2003. During the nine months ended September 30, 2004, our revenues consisted of $1,510,811 in interest earned from investments in mortgage loans and $6,789 in other income. The increase in revenue in 2004 resulted from our initial investment in mortgage loans and interest earned from such loans.

During the nine months ended September 30, 2004, we incurred expenses of $197,209, compared to $0 during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we paid management fees to our manager in the amount of $197,209 and other expenses in the amount of $27, as opposed to $0 in the nine months ended September 30, 2003. Accordingly, during the nine months ended September 30, 2004, we generated a net income of $1,320,364.

Three Months Ended September 30, 2004 and 2003

During the three months ended September 30, 2004, we generated revenues of $819,643, consisting of $812,983 in interest earned from investments in mortgage loans and $6,660 in other income, compared to no revenues during the three months ended September 30, 2003. The increase in revenue in 2004 resulted from our initial investment in mortgage loans and interest earned from such loans.

During the three months ended September 30, 2004, we incurred expenses of $108,929, compared to $0 during the three months ended September 30, 2003. During the three months ended September 30, 2004, we paid management fees to our manager in the amount of $108,929, as opposed to $0 in the three months ended September 30, 2003. Accordingly, during the three months ended September 30, 2004, we generated a net income of $710,714.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our principal capital resources have been the payment of our offering and administrative expenses by our manager and the proceeds from our registered offering of membership units. Our manager has paid and will continue to pay the registration, organization and offering costs we incur, including accounting, legal and administrative expenses and fees. Prior to satisfying the minimum offering amount for our registered offering and breaking escrow, these deferred costs were recorded as capital contributions during the respective periods they were incurred. With respect to our registered offering, as of October 1, 2004, we have issued, net of redemptions and including reinvestments, 7,442.6422 units, representing a capitalization of $37,213,211. As of October 1, 2004, we have redeemed 161.1549 units.

At September 30, 2004, we held $1,050,466 of cash, compared to $500,758 of cash held as of December 31, 2003. The increase in cash resulted primarily from the receipt of proceeds from the sale of our units in our registered offering, less amounts invested in mortgage loans. Although a substantial portion of our assets may be classified as current assets, i.e., assets convertible into cash within 12 months, our current assets consist primarily of our investments in mortgage loans that mature within 12 months. As a result, although we maintain positive working capital, the working capital concept may not be particularly meaningful as it relates to our operations. As of September 30, 2004, our members’ equity was $36,341,913, compared to $6,189,464 as of December 31, 2003. The increase in members’ equity during the nine months ended September 30, 2004 resulted primarily from the placement of membership units and the receipt of interest on our investments in mortgage loans.

During the nine months ended September 30, 2004 and 2003, our operating activities provided net cash of $1,099,030 and used net cash of $6, respectively. During the nine months ended September 30, 2004, the interest received from our mortgage loan investments of $1,221,758 was offset by the cash paid to vendors of $27 and the cash paid for management fees of $122,701.

During the nine months ended September 30, 2004 and 2003, our investing activities utilized net cash of $29,306,899 and $0, respectively. During the nine months ended September 30, 2003, we invested in mortgage loans in the aggregate amount of $38,121,057, while we did not invest in mortgage loans in the nine months ended September 30, 2003. Further, for the nine months ended September 30, 2004, we received $8,814,158 in mortgage loans repaid to the fund, as opposed to $0 in the nine months ended September 30, 2003. We will continue to invest in mortgage loans as we continue to raise funds through the offering of our membership units.

During the nine months ended September 30, 2004 and 2003, our financing activities provided net cash of $28,757,577 and $1,500,000, respectively. During the nine months ended September 30, 2004 and 2003, we received proceeds of $29,745,000 and $1,500,000, respectively, from our offering of membership units. During the nine months ended September 30, 2004 we issued distributions, net of reinvestments, of $677,802 and redeemed $309,621 in membership units. There were no distributions or redemptions during the nine months ended September 30, 2003. The net cash provided by financing activities for the nine months ended September 30, 2004 reflects proceeds from our offering of membership units, less distributions to members and member redemptions.

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

As of September 30, 2004, approximately 26% of our portfolio (approximately $9 million) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loans through foreclosure could have a material adverse effect on us. Additionally, approximately 38% of our total portfolio value was in loans to three borrowers. Because we have a significant concentration of credit risk with these three borrowers, a default by any of the three borrowers could have a material adverse effect on us. Further, 62% of our total portfolio value was invested in mortgage loans with underlying collateral in California or Texas. As a result of this geographical concentration of the Fund’s mortgage loans, a downturn in the local markets in California and/or Arizona could have a material adverse effect on us.

With respect to our management, we rely entirely on our manager and its management team, Thomas A. Hantges and Joseph D. Milanowski, for the day-to-day management of our business and the selection of our loans. In fact, our manager has the ability to revise our investment policies and strategies without the prior approval of investors. Further, since our manager and its affiliates will receive substantial fees in performing services in our registered offering and in conducting our operations, our manager will face conflicts of interest that may adversely impact our financial results. These conflicts of interest include the compensation payable to our manager and its affiliates without the benefit of arm’s-length negotiation and the ability of our manager and its affiliates to devote time to other business affairs. Finally, the Nevada Revised Statutes and our operating agreement strictly limit the personal liability of our manager and its management team for decisions made and actions taken by them on our behalf.

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

Other factors could also impair our ability to distribute cash to our members. During the delay between the sale of our membership units and the investment of the resulting proceeds, such proceeds are invested in liquid assets that may not yield a return as high as the anticipated return on our loans. Lesser yields may also result from our manager’s retention of a contingency reserve fund to cover our unexpected cash needs. These lesser yields may adversely affect the investment return to our members. Further, since we intend to leverage our portfolio by obtaining a credit line, we could lose some or all of our assets if we were unable to repay the credit line secured by our assets. Even if we were repaying the indebtedness in a timely manner, our interest payments on the borrowed funds would reduce our income and the distributions members receive.

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

Risks Particular to Development and Construction Loans

Since we may invest a substantial portion of our assets in loans made for the development or construction of residential and commercial property, we are indirectly subject to the risks particular to such loans. These risks include, but are not limited to, as more fully described below, competition in the residential and commercial market, the adverse effects of increased interest rates, the failure of a borrower to obtain the necessary entitlements from local, state and federal governmental and quasi-governmental agencies, unanticipated assessments related to utilities and infrastructure and the failure of a borrower to complete a development.

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

In addition, as of September 30, 2004, we have not entered into any lines of credit, credit facilities or other loan agreements, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the three months ended September 30, 2004. This evaluation was done with the participation of our manager and its management team.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In March 1998, Thomas A. Hantges was named as a defendant in a civil action brought by the Securities and Exchange Commission in the United States District Court for the Southern District of New York. In its findings on a motion for a preliminary injunction, the court concluded that the Securities and Exchange Commission had established a substantial likelihood of success in proving that Mr. Hantges had violated the registration requirements of the Securities Act; however, the court determined that Mr. Hantges was not likely to engage in similar violations of the Securities Act in the future. Accordingly, the preliminary injunction entered by the court against some of the defendants in the action, was not entered against Mr. Hantges. In July 2004, however, the court issued an opinion and order granting the Securities and Exchange Commission’s motion for summary judgment against Mr. Hantges, among others, issuing, with respect to Mr. Hantges, a permanent injunction against violations of Section 5(a) and (c) of the Securities Act, requiring disgorgement of proceeds derived from the transactions in question in the amount of approximately $889,000 jointly and severally with others and $305,000 individually and imposing a civil penalty of $125,000. The order was entered on August 27, 2004. Mr. Hantges filed notice to appeal this order on October 26, 2004.

On March 29, 2001, a group of plaintiffs involved in certain financings brokered by USA Commercial Mortgage Company filed a complaint in the United States District Court, District of Nevada, against USA Capital Diversified Trust Deed Fund, LLC, USA Commercial Mortgage Company, USA Investment Partners, LLC, Thomas A. Hantges, Joseph D. Milanowski and certain other affiliated parties and investors. In their complaint, the plaintiffs alleged that several loans arranged by USA Commercial Mortgage Company and the sale of some securities by an affiliate of USA Commercial Mortgage Company constituted violations of the state and federal Racketeer Influenced and Corrupt Organization Acts, and state and federal securities law. In addition, the plaintiffs alleged intentional and negligent misrepresentation, breach of contract and the implied covenant of good faith and fair dealing, intentional interference with contractual relations, defamation and other torts. The original plaintiffs sought unspecified compensatory, punitive and treble damages, in addition to costs and certain equitable relief, including equitable subordination. Although an adversary proceeding in United States Bankruptcy Court for the District of Nevada and two related actions in Nevada state court were initiated, these actions have been consolidated into United States District Court, District of Nevada. Pursuant to a stipulation and order of dismissal filed on September 21, 2001, the claims based on state and federal securities fraud were dismissed with prejudice. After various motions and orders by the Court, the original plaintiffs filed their third amended complaint on February 14, 2003. Subsequently, three plaintiffs, American Communities, LLC, Robert Porter and Cheryl Porter, and a non-plaintiff affiliate agreed to accept a cash settlement in exchange for a mutual release of all claims raised by them in this and the consolidated actions. In addition, seven of the plaintiffs, all debtors in bankruptcy proceedings involving American Communities, LLC, sold their claims against the defendants at auction. One of the remaining plaintiffs was the successful bidder at the bankruptcy auction. On March 31, 2003, the Court ordered the remaining two plaintiffs, Rolland P. Weddell and Spectrum Financial Group, LLC, to file a consolidated amended complaint. The remaining two plaintiffs filed their fourth amended complaint on July 9, 2003. In the fourth amended complaint, the remaining two plaintiffs did not re-name as defendants all but one of the investors in the financings brokered by USA Commercial Mortgage Company, eliminated two of the federal RICO claims, substantially reduced the number of claims for relief and appear to have failed to have raised any allegations against USA Capital Diversified Trust Deed Fund. Pursuant to a stipulation and order dated September 8, 2003, the reference to USA Capital Diversified Trust Deed Fund in the fourth amended complaint was stricken. The defendants answered the fourth amended complaint on September 9, 2003, in which they denied the claims against them. In addition, USA Commercial Mortgage Company filed counterclaims against the plaintiffs including breach of loan obligations, breach of guarantor obligations and breach of the covenant of good faith and fair dealing. The plaintiffs responded on October 9, 2003 by denying and putting forth defenses to these counterclaims. On September 24, 2004, USA Commercial Mortgage Company’s Motion for Partial Summary Judgment was granted dismissing certain claims from certain plaintiffs with whom USA Commercial Mortgage Company had settled, and who are no longer parties to the action.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

We ended the offer and sale of our units on November 8, 2004, when our Registration Statement on Form S-11, as amended (File No. 333-59362), expired. We filed a new Registration Statement on Form S-11 on October 29, 2004 (File No. 333-120102), and are awaiting comments from the Securities and Exchange Commission. We intend to resume the offer and sale of our units once this new Registration Statement is declared effective by the Securities and Exchange Commission. Pursuant to this new Registration Statement, we intend to register an aggregate of 27,000 membership units at a purchase price of $5,000 per membership unit for an aggregate offering amount of $135,000,000. Of the 27,000 membership units, we are in the process of registering 8,000 Class A membership units, 7,000 Class B membership units and 12,000 Class C membership units, where such units differ only with respect to the relevant holding periods for the units and the relative preferred returns applicable to the units. Pursuant to this offering, investors will be required to purchase a minimum of two units, for $10,000 and cannot purchase fractional units. The offering includes units issued under our distribution reinvestment plan.

As of October 1, 2004, we had issued, net of redemptions and including reinvestments, 7,442.6422 units representing a capitalization of $37,213,211, where such units consist of 3,003.1744 Class A Units, 820.8658 Class B Units and 3,618.6020 Class C Units. Of our outstanding units, we issued 18.1747 of Class A Units, 8.4547 of Class B Units and 78.0389 of Class C Units through our reinvestment program, and redeemed 109.2913 Class A Units, 0.0367 Class B Units and 59.8269 Class C Units.

Through the proceeds from our offering, as of September 30, 2004, we have mortgage loan investments of $34,949,343, cash and cash equivalents of $1,050,466 and interest and other receivables of $342,104.

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

By:	USA CAPITAL REALTY ADVISORS, LLC, Its sole manager

	By:	USA INVESTMENT PARTNERS, LLC, Its sole manager

		By:	/s/ THOMAS A. HANTGES	November 22, 2004
			Thomas A. Hantges, Co-Manager	Date

		By:	/s/ JOSEPH D. MILANOWSKI	November 22, 2004
			Joseph D. Milanowski, Co-Manager	Date