Form 10-K
period 2004-12-31
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2005-04-15
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-120102

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

As of March 31, 2005, we have participated in the making of or purchased an interest in 50 mortgage loans in the aggregate principal amount of $83,877,720.17, of which 36 mortgage loans in the aggregate principal amount of $55,584,793.49 are outstanding.

We were formed on February 16, 2001, through the filing of our articles of organization with the Nevada Secretary of State. We are governed by our operating agreement dated June 1, 2003. Our operations are managed by USA Capital Realty Advisors, LLC, our manager, which, is managed by USA Investment Partners, LLC, which is managed by Joseph D. Milanowski.

LENDING PROCESS

During our limited operating history, we have primarily purchased entire or fractional interests in mortgage loans and participated with other lenders in making mortgage loans. Although we intend to make a substantial portion of our mortgage loans, we have elected to purchase interests in mortgage loans, in lieu of holding cash. In this regard, we have purchased fractional interests in mortgage loans from third parties, such as USA Commercial Mortgage Company, affiliates of USA Commercial Mortgage Company and persons for whom USA Commercial Mortgage Company has previously brokered mortgage loans. Mortgage loans purchased from these parties do not involve any additional fees payable to USA Commercial Mortgage Company or its affiliates and are purchased for cash at par, i.e., the amount outstanding under the mortgage loan at the time of purchase. We are not limited in the amount of loans we may purchase from affiliates or third parties.

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

As part of the terms of our mortgage loans, borrowers are required to make their monthly loan payments to the trust account of a related party servicer maintained at a financial institution selected by our manager. In addition, borrowers submit to various conditions and features under our standard loan agreements. These conditions and features include, but are not limited to, the following:

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

•	Budget. The borrower must submit a budget to us representing the borrower’s best estimate of all required project costs, including construction costs and permit costs. The loan amount is disbursed from an escrow account in accordance with the funding needs accounted for in the budget. The borrower must obtain our consent for any supplement, modification or amendment to its budget.

•	Disbursements of Funds. Our obligation to disburse any portion of the loan amount to the borrower is contingent upon, among other conditions, that: the borrower obtain required waivers and bonds from subcontractors; the borrower obtain proper documentation on services provided on behalf of the project; the borrower has given us copies of all necessary permits or governmental approvals; the borrower has received our approval of its budget; and the construction of the improvements conforms to the borrower’s plans and applicable law.

•	Borrower’s Warranties. The borrower must make representations and warranties that, among other things: its taxes are paid; it is in compliance with the law, it received all necessary approvals and permits from the relevant governmental authorities; no material litigation, or threat of litigation, exists that would have an adverse effect on the property; it has good and marketable title to the property; and it has no undisclosed subsidiaries, divisions, joint ventures or partnerships.

•	Construction Information. Upon demand, the borrower must give us reports setting forth all accrued project costs, all project costs projected to complete the project, any variance between actual and projected project costs and the amount set forth in the borrower’s budget and all changes from the previous report.

•	Contractors and Subcontractors. We reserve the right to reasonably approve all contractors and subcontractors. The borrower must give us a list of all contractors, and keep such list current when there are any changes. Each list must contain information regarding each contractor and subcontractor including the status, cost and other material aspects of the services provided or to be provided.

•	Sale or Other Encumbrance. If the borrower sells, assigns, transfers, conveys, pledges, hypothecates, mortgages, encumbers with financing, or otherwise alienates, whether voluntarily or involuntarily or by operation of law, the property securing the loan, or any part thereof, without our prior consent, we reserve the right to declare the loan, including a prepayment fee, immediately due and payable. Any change in ownership, form of entity or ownership of the stock of the borrower is deemed a transfer.

•	Insurance. The borrower is required to maintain the following lines of insurance prior to completion of improvements: builders “all risk” insurance; after completion of improvements, property “all risk” insurance; combined single limit general liability insurance in the amount of $2,000,000; and all other insurance required by law or as we may reasonably require from time to time.

•	Reporting Requirements. The borrower must notify us of the following matters, as soon as the borrower learns of such matters: any litigation affecting or relating to the borrower, the guarantor, the project or the property; any dispute between the borrower and any governmental agency; any threat or commencement of condemnation proceedings; any event of default; and any change in the executive management personnel of the borrower. In addition, the borrower must provide us with monthly status reports with respect to the project, the borrower’s quarterly financial statements, the borrower’s and guarantor’s annual financial statements and any audited financial information applicable to the borrower or guarantor.

•	Governing Law. Unless otherwise specified, Nevada law governs the construction and enforcement of all loan documents. Further, the borrower must agree that any actions must be brought in Clark County, Nevada. In addition, the borrower must waive its right to a jury trial.

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

2. Geographic Area of Lending Activity. We invest in loans secured by real property located primarily in the United States. However, our manager has sole discretion to invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States. As of March 31, 2005, we have only made loans secured by real property located in the United States.

3. Loan-to-Value Ratios. The majority of our loans do not exceed the loan-to-value percentages listed below, based on the value of the underlying property. The value of the underlying property is generally determined by an independent written appraisal, however, our manager, in its absolute discretion, may determine that an independent written appraisal is not necessary to establish the value of the underlying collateral, and therefore, may value the underlying property based on other factors. If the collateral is supported by a real property appraisal, our manager maintains such appraisal in its records for at least five years. At the request of any member, our manager will make any such records available for inspection and duplication. We charge a nominal cost for any copies.

TYPE OF PROPERTY/LOAN	LOAN-TO- VALUE RATIO
Residential subdivisions	75%
Commercial property, including but not limited to multi-unit residential property, office buildings, industrial and warehouse facilities, retail stores, shopping centers, motels, self-storage facilities and senior housing	75%
Unimproved land	60%

When determining the value of the underlying real property and loan-to-value ratios for construction loans, our manager may assume that all of the improvements for which the loan is being sought are completed. In addition, we do not apply our loan-to-value ratios to purchase-money financing that we offer to sell any real estate that we may acquire through foreclosure, or to refinance any existing loan that is in default at the time of maturity. In such cases, our manager is free to accept any reasonable financing terms that it deems to be, in its sole discretion, in our best interests.

Our manager, in its sole discretion, may increase these loan-to-value ratios if the borrower obtains mortgage insurance, if a particular loan is supported by collateral and/or credit adequate to justify a higher loan-to-value ratio or if other facts and circumstances related to a particular loan, in the manager’s sole discretion, justify a higher loan-to-value ratio. In addition, market conditions may require the manager to accept higher loan or value ratios on certain loans. Please note that our manager does not anticipate obtaining or requiring a borrower to maintain mortgage insurance.

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

As of March 31, 2005, our loan portfolio consisted of investments in 36 mortgage loans in the aggregate amount of $55,584,793.49. Because we have not yet sold $100,000,000 in units, we are not required to comply with these diversification guidelines. As a result, if any single borrower or loan is in default, it could have a material adverse effect on our financial performance and ability to pay distributions.

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

12. Reserve Fund. A contingency reserve fund may be retained for the purpose of covering our unexpected cash needs. The amount of any such reserve fund will be established by our manager, and the amount of the reserve fund is generally up to 1% of the offering proceeds. This reserve fund may be held in cash, bank accounts, certificates of deposit, money market accounts, short-term bankers acceptances, publicly traded bond funds or other liquid assets. The yield from investments of reserve funds may not be as high as the yield that would result if such reserve funds were invested in loans. The principal purpose of the reserve fund will be for other unexpected cash flow needs, not for investor redemptions, and our manager will not be required to use reserve funds to meet requested investor redemptions.

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

MORTGAGE LOAN AND PORTFOLIO SUMMARY

As of March 31, 2005, our loan portfolio consisted of investments in 36 mortgage loans in the aggregate principal amount of $55,584,793.49. We generally categorize our loans as either acquisition, development, bridge or construction loans. Each type of loan is described as follows:

•	Acquisition loans are generally loans used to acquire the underlying real property;

•	Development loans are generally loans used for development of the real property on which the particular residential or commercial development is to be built (i.e. sewer, water, roads, etc.);

•	Construction loans are generally loans used for the vertical construction of residential or commercial properties (i.e., concrete, framing, roofing, etc.) and loans that include acquisition, development, and construction components;

•	Bridge loans are generally loans used for the refinancing of existing real property whether land, residential developments or commercial buildings; and

•	Acquisition and Development loans are generally used to acquire and develop the underlying real property on which the particular residential or commercial development is to be built (i.e. sewer, water, roads, etc.).

The following table provides summary information as to our loan portfolio at December 31, 2004, where all percentages are approximate and, due to rounding, may not add up to 100%.

TYPE OF MORTGAGE LOAN	NUMBER OUT- STANDING	AGGREGATE BALANCE OUT- STANDING	% OF LOAN PORTFOLIO	RANGE OF INTEREST RATES	WEIGHTED AVERAGE OF INTEREST RATES	RANGE OF REMAINING TERM (MONTHS)	WEIGHTED AVERAGE OF REMAINING TERM (MONTHS)
Acquisition	12	$9,146,603	19.72	12.50-16.00	13.5	2.8-18.2	6.7
Bridge	9	$17,596,167	37.94	12.00-14.00	13.0	0.8-13.9	6.4
Construction	5	$3,986,333	8.60	12.00-12.50	12.3	0.8-12.0	2.9
Development	5	$10,646,594	22.96	12.00-13.00	12.5	0.7- 9.5	5.9
Acquisition & Development	2	$5,000,000	10.78	12.50-13.00	13.0	3.2- 7.4	7.0

TOTAL	33	$46,375,697	100.00	12.50-16.00	12.9	0.7-18.2	6.1

Due to the short-term nature of our loans, the variety of loans we make and the continuous changes in the marketplace, the information regarding our loan portfolio as of December 31, 2004, may not reflect our loan portfolio in the future.

Our investments in mortgage loans are secured by deeds of trust encumbering a wide range of real property or real property interests. The following table provides a summary of the types of real property or real property interests that secure our investments as of December 31, 2004.

TYPE OF REAL PROPERTY OR REAL PROPERTY INTEREST	NUMBER OF LOANS	AGGREGATE BALANCE OUTSTANDING	% OF LOAN PORTFOLIO
Residential	3	$1,704,084	3.67
Commercial	10	$9,900,833	21.35
Mixed Use	3	$8,846,594	19.08
Unimproved Land	17	$25,924,186	55.90

TOTAL	33	$46,375,697	100.00

We have invested in mortgage loans secured by real property located in 8 states. Although we may invest in loans securing property in any state, or to a limited extent abroad, the majority of the loans in our portfolio are secured by real property located in the southwestern United States. As of December 31, 2004, approximately 67% of our loan portfolio was invested in loans in either California, Florida or Texas. As a result of this geographical concentration of our mortgage portfolio, a downturn in the local real estate markets in California, Florida or Texas could have a material adverse effect on us. The following table lists the geographic location of the collateral, number of loans, aggregate balance outstanding and percentage of loan portfolio represented in each state as of December 31, 2004.

STATE	NUMBER OF LOANS	AGGREGATE BALANCE OUTSTANDING	% OF LOAN PORTFOLIO
Arizona	3	$6,575,000	14.18
California	14	$15,548,186	33.53
Florida	4	$6,938,584	14.96
Illinois	1	$4,476,594	9.65
Michigan	1	$295,000	0.64
Nevada	3	$656,000	1.41
New Mexico	3	$3,245,833	7.00
Texas	4	$8,640,500	18.63

TOTAL	33	$46,375,697	100.00

As of December 31, 2004, we had one loan that was non-performing totaling approximately $4.7 million. We characterize a mortgage loan as “non-performing” if the payment of principal or interest is 120 days past due and as “impaired” if we will be unable to collect all amounts due according to the terms of the loan. We started foreclosure proceedings with respect to this non-performing loan in December of 2004. When we have impaired or non-performing loans, our manager evaluates the collectibility of such mortgage loans in light of the types and dollar amounts of loans in our loan portfolio, adverse situations that may affect the borrower’s ability to repay, prevailing economic conditions and underlying collateral. Our manager then determines if the underlying values of assets securing the impaired or non-performing mortgage loans are sufficient to realize the carrying value. If such loans are sufficiently secured, we will not make an allowance for loan losses with respect to such mortgage loans. As of the year ended December 31, 2004, we have made an allowance for loan losses in the amount of $500,000.

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

SALE OF LOANS

We have and will invest in mortgage loans. We do not expect to engage in real estate operations in the ordinary course of business, except as may be required when we foreclose on the property securing one of our mortgage loans. We do not presently intend to invest in mortgage loans primarily for the purpose of reselling such loans in the ordinary course of business. However, we may occasionally sell mortgage loans (or fractional interests therein) when our manager determines it to be advantageous for us to do so, based upon then current interest rates, the length of time that we have held the loan and our overall investment objectives.

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

REGULATIONS

We are subject to federal, state and local laws and regulations applicable to all businesses and to the mortgage lending industry. Generally, our management and investment practices are not supervised or regulated by any federal or state authority, except that certain aspects of our operations and/or the operations of our affiliates are subject to supervision or regulation by the Nevada Mortgage Lending Division, the Nevada Securities Division and the United States Securities and Exchange Commission (“SEC”). In addition, we may be subject to state and local regulation and licensing as a result of our lending activities in certain states.

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

ITEM 2. PROPERTIES.

We maintain our offices at the offices of our manager at 4484 South Pecos Road, Las Vegas, Nevada 89121. Although, as of March 31, 2005, we do not own or lease any real property, we are in the process of initiating a foreclosure proceeding on real property with respect to one of our borrowers that was unable to satisfy their obligations to us. The real property securing our mortgage loans may include raw and undeveloped land, commercial property, residential buildings and leasehold interests. If we are forced to foreclose on our security interests, we intend to negotiate with potential purchasers of such property. We do not intend to invest in or own real property or real property interests.

ITEM 3. LEGAL PROCEEDINGS.

As of February 28, 2005, we were not involved in or a party to any legal proceedings. In the future, we may, from time to time, become a party to legal proceedings arising out of our business. With respect to the legal proceedings involving our manager and certain former members of its management team, see Item 10, “Directors and Executive Officers of the Registrant – Legal Proceedings Involving Our Former Management Team.”

Notwithstanding the foregoing, we bring to your attention the audit initiated by the SEC with respect to the operations of USA Securities, LLC, the placement agent for the Fund’s public offering of its membership units. During the course of the audit (which is still ongoing), the SEC has requested and reviewed, among other things, transactions involving the offer and sale of the Fund’s membership units. We have not received any indication that any enforcement action will be taken by the SEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

There is no established public trading market for our membership units. We do not anticipate that one will ever develop. Further, the transfer and redemption of our membership units are restricted by our operating agreement and applicable securities and tax laws and the ability of our manager to withhold its consent with respect to a proposed transfer of units. As of February 28, 2005, we had the following membership units outstanding held by the following number of persons:

CLASS	UNITS OUTSTANDING	HOLDERS
Class A	3,748.9732	327
Class B	1,909.6333	249
Class C	5,781.1805	454
Class D	10.0000	1

TOTAL	11,449.7870	852

As many members hold multiple classes of units, the investors in each class do not add up to the total number of investors. The Class D membership units have been issued to our manager, USA Capital Realty Advisors, LLC. The Class A, Class B and Class C membership units were issued pursuant to our prior and current offerings. Our prior offering of Class A, Class B and Class C membership units was authorized pursuant to our Registration Statement on Form S-11, which was first declared effective by the SEC on November 8, 2002 and, as a result of our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11, was subsequently declared effective on July 7, 2003 (File No. 333-59362). This prior offering expired on November 8, 2004, at which time we had sold 3300.3785 Class A, 1480.9421 Class B and 412.7818 Class C membership units. To continue selling our membership units, we filed a second Registration Statement on Form S-11, which was declared effective by the SEC on December 22, 2004 (File No. 333-102102).

We do not maintain any equity compensation plans and, as a result, have not authorized any securities for issuance with respect to any equity compensation plans.

DISTRIBUTION POLICY

Pursuant to our operating agreement, we make distributions from “distributable amounts from operations.” In terms of the order of our distributions, we pay monthly preferred returns to holders of our Class A, Class B and Class C membership units. As of February 28, 2005, our Class A, Class B and Class C membership units were entitled to receive preferred returns of 9%, 10% and 11% per annum, respectively. The payment of our preferred returns are on a cascading basis, whereby:

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

The following table summarizes the distributions authorized, reinvested and paid to members and the annual return to members during the years ended December 31, 2004 and 2003.

	Class A	Class B	Class C	Total
Distributions Issued
2004	$673,612	$268,802	$1,163,482	$2,105,896
2003	$11,648	$4,650	$25,238	$41,536

Distributions Reinvested
2004	$140,282	$73,449	$545,572	$759,303
2003	$1,447	$1,380	$11,946	$14,773

Net Distributions Paid
2004	$533,330	$195,353	$617,910	$1,346,593
2003	$10,201	$3,270	$13,292	$26,763

Annualized Return	9%	10%	11%

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

The following table summarizes the interest income received, the cash paid to vendors and the net distributions paid to members during the years ended December 31, 2004, 2003 and 2002.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Interest Received	$2,390,545	$40,150	$—
Cash Paid for Management Fee	(181,480)	—	—
Cash Paid to Vendors	(87)	(14)	—

Net Cash provided by (used in) Operating Activities	$2,208,978	$40,136	—
Net Distributions Paid	(1,346,593)	$(26,763)	—

Balance	$862,385	$13,373	—

USE OF PROCEEDS

Through our current Registration Statement on Form S-11 (File No. 333-120102), we registered an aggregate of 27,000 membership units at a purchase price of $5,000 per membership unit for an aggregate offering amount of $135,000,000. Of the 27,000 membership units, we registered 8,000 Class A membership units, 7,000 Class B membership units and 12,000 Class C membership units, where such units differ only with respect to the relevant holding periods for the units and the relative preferred returns applicable to the units. Pursuant to this offering, investors are required to purchase a minimum of two units, for $10,000 and cannot purchase fractional units. The offering includes units issued under our distribution reinvestment plan. Our current offering is substantially similar to our prior offering, the registration for which expired on November 8, 2004.

We are continuing to sell membership units pursuant to our registered offering. As of February 28, 2005, pursuant to both our prior and our current offerings, we have sold an aggregate of 11,439.787 units representing a capitalization of $57,198,935, where such units consist of 3,748.9732 Class A Units, 1,909.6333 Class B Units and 5,781.1805 Class C Units. Pursuant to both our prior and our current offerings, we issued 39.2857 of Class A Units, 23.2967 of Class B Units and 144.3721 of Class C Units through our reinvestment program, and redeemed 218.6035 Class A Units, 297.5909 Class B Units and 86.0113 Class C Units.

The following table contains information on our use of the gross proceeds of both the prior and current offerings as of December 31, 2004.

	AS OF DECEMBER 31, 2004	PERCENT OF OFFERING
Gross Offering Proceeds	$51,078,799	100.0%
Less Selling Commissions and Expenses	0	0%
Less Organizational Expenses	0	0%
Less Investment in Mortgage Loans	$(45,875,697)	89.8%

Cash Balance	$5,203,102	10.2%

Although USA Securities, LLC and its selected dealers are entitled to selling commissions of up to 3.0% of the price of each unit sold, the selling commissions are payable by our manager and, as a result, will not impact the proceeds to be received by us. Accordingly, the net proceeds from this offering are calculated without including offering expenses, such as legal and accounting expenses, reproduction costs, selling expenses and filing fees paid to the SEC, and State securities regulatory agencies. Our manager has agreed to pay all such offering expenses, and all of our organizational expenses, without seeking reimbursement.

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

Statement of Operations Data:	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Inception to December 31, 2001
Revenues:
Interest income	$2,575,460	$86,412	$—	$—
Other income	6,799	—	—	—

Expenses:	681,736	14	—	171

Net income (loss) from operations	$1,900,523	$86,398	$—	$(171)

Balance Sheet Data:	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Inception to December 31, 2001
Assets:
Cash and cash equivalents	$4,002,283	$500,758	$49,829	$49,829
Investments in mortgage loans, net of allowance for loan losses of $500,000, 0, 0 and 0, respectively	45,875,697	5,642,444	—	—
Unsecured advances to affiliates	560,000	—	—	—
Interest receivables	484,045	46,262	—	—
Deferred registration costs	—	—	371,728	136,070

	$50,922,025	$6,189,464	$421,557	$185,899

Liabilities and members’ equity:
Accounts payable and accrued expenses	$169	$—	$—	$—
Management fee payable	—	—	—	—
Due to affiliate	246,069	—	—	—
Members’ equity	50,675,787	6,189,464	421,557	185,899

	$50,922,025	$6,189,464	$421,557	$185,899

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

Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by regulatory authorities; competition we face or may face in the future; our ability to continue to raise proceeds from our offering of membership units; our ability to identify investments the risk of default by our borrowers; our dependence on key employees; potential fluctuations in our quarterly results; general economic and business conditions and other factors detailed from time to time in our reports filed with the SEC.

OVERVIEW

We were organized on February 16, 2001, and have conducted limited business operations. As of February 28, 2005, we have issued and outstanding 11,439.7870 units representing a capitalization of $57,198,935. The proceeds from the sale of these membership units have primarily been used to purchase fractional interests in or to otherwise invest in mortgage loans in the United States. We have limited assets and a brief operating history. Our operations have been limited to the offer and sale of membership units and, more recently, the investment in mortgage loans secured by real property located in the United States. We may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States. Our manager has and will continue to select mortgage loans for us, and assist us by obtaining, processing and managing these loans. We believe that an adequate number of additional opportunities to invest in mortgage loans exists.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

During the year ended December 31, 2004, we generated revenues of $2,582,259, compared to $86,412 during the year ended December 31, 2003. During the year ended December 31, 2004, our revenues consisted of $2,575,460 in interest earned from investments in mortgage loans and $6,799 in other income. The increase in revenue in 2004 resulted from the additional investments in mortgage loans and the resulting interest earned from such investments.

During the year ended December 31, 2004, we incurred expenses of $681,736, compared to $14 during the year ended December 31, 2003. During the year ended December 31, 2004, our manager reserved $500,000 as a provision for loan losses. Accordingly, during the year ended December 31, 2004, we generated a net income of $1,900,523, compared to a net income of $86,398 during the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our principal capital resources have been the payment of our offering and administrative expenses by our manager and the proceeds from our registered offering of membership units. Our manager has paid and will continue to pay the registration and organization costs we incur, including accounting, legal and administrative expenses and fees. With respect to our prior and current registered offerings, as of February 28, 2005, we have issued, net of redemptions and including reinvestments of distributions, 11,439.7870 units, representing a capitalization of $57,198,935. As of February 28, 2005, we have redeemed 602.2057 units.

At December 31, 2004, we held $4,002,283 of cash, compared to $500,758 of cash held as of December 31, 2003. The $4,002,283 in cash resulted primarily from the increased cash from operating activities and financing activities, offset by increased cash used in investing activities. Although a substantial portion of our assets may be classified as current assets, i.e., assets convertible into cash within

12 months, our current assets consist primarily of our investments in mortgage loans that mature within 12 months. As a result, although we maintain positive working capital, the working capital concept may not be particularly meaningful as it relates to our operations. During the year ended December 31, 2004, our members’ equity was $50,675,787, compared to $6,189,464 for the year ended December 31, 2003. The increase in members’ equity for the year ended December 31, 2004, resulted primarily from the placement of membership units additional investments in mortgage loans.

During the years ended December 31, 2004 and 2003, our operating activities provided net cash of $2,208,978 and $40,136, respectively. During the year ended December 31, 2004, the interest received from our mortgage loan investments of $2,390,545 was offset by the cash paid to vendors of $87 and the cash paid for management fee of $181,480. The increase in net cash resulted from the increase in interest revenue received from our additional investments in mortgage loans.

During the years ended December 31, 2004 and 2003, our investing activities utilized net cash of $41,293,253 and $5,642,444, respectively. During years ended December 31, 2004 and 2003, we invested in mortgage loans in the aggregate amount $53,877,476 and $5,642,444, respectively. As of December 31, 2004, we have received $12,084,223 in cash from the repayment of mortgage loans and $500,000 from the sale of mortgage loans. We will continue to invest in mortgage loans as we continue to raise funds through the offering our membership units.

During the years ended December 31, 2004 and 2003, our financing activities provided net cash of $42,585,800 and $6,053,237, respectively. During the years ended December 31, 2004 and 2003, we received proceeds of $45,003,799 and $6,075,000, respectively, from our offering of membership units. During the same periods we issued distributions, net of reinvestments, of $1,346,593 and $26,763, respectively, and redeemed membership units of $1,071,406 and $0, respectively. The net cash provided by financing activities for the year ended December 31, 2004, reflects proceeds from our offering of membership units, less distributions to members and redemptions of membership units.

We have not maintained and do not maintain any off-balance sheet arrangements, where such arrangements would include any transactions, agreements or other contractual arrangements to which an unconsolidated entity is a party and where we have an obligation under a guarantee contract, a retained or contingent interest in assets transferred to unconsolidated entity, any obligation under a contract that would be accounted for as a derivative instrument or any obligation arising out of a variable interest in an unconsolidated entity.

CONTRACTUAL OBLIGATIONS

Set forth below is a table listing our contractual obligations as of December 31, 2004.

CONTRACTUAL OBLIGATIONS		PAYMENTS DUE BY PERIOD
	TOTAL	1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
Long Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities	0	0	0	0	0

TOTAL	$0	$0	$0	$0	$0

RISK FACTORS

The following risks, if any one or more occurs, could materially harm our business, financial condition or future results of operations.

Risks Related to an Investment in USA Capital First Trust Deed Fund, LLC

We were organized as a Nevada limited-liability company on February 16, 2001, and have a limited operating history. Further, since our manager has only been organized since January 18, 2001, our manager has a limited operating history as well. In terms of selecting mortgage loan investments, our manager relies upon certain investment objectives and policies that may result in the investment in mortgage loans that underperform due to inadequate loan-to-value ratios, lack of understanding of local real estate markets in other areas, lack of mortgage insurance, properties that are difficult to determine appropriate value, such as leasehold interests, or inadequate loan diversification within our loan portfolio. Investors must rely on our manager to comply with our investment guidelines, which our manager may revise or waive for a particular mortgage loan investment without the approval of members. Further, notwithstanding our investment criteria, since our most of our mortgage loan investments require payments of interest only during the loan term and a large “balloon” payment of principal at the end of the loan term, we risk that the borrower will not be able to make such payment and default on the loan.

With respect to our management, we rely entirely on our manager, USA Capital Realty Advisors, LLC, which is managed by USA Investment Partners, LLC, which is managed by Joseph D. Milanowski, for the day-to-day management of our business and the selection of our loans. In fact, our manager has the ability to revise our investment policies and strategies without the prior approval of investors. Further, since our manager and its affiliates will receive substantial fees in performing services in our registered offering and in conducting our operations, our manager will face conflicts of interest that may adversely impact our financial results. These conflicts of interest include the compensation payable to our manager and its affiliates without the benefit of arm’s-length negotiation and the ability of our manager and its affiliates to devote time to other business affairs. Finally, the Nevada Revised Statutes and our operating agreement strictly limit the personal liability of our manager and its management team for decisions made and actions taken by them on our behalf.

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

In order to preserve our taxation as a partnership rather than a publicly traded partnership, members may only request a redemption of their membership units subject to certain limitations, including the restriction that we cannot redeem more than 10% of our outstanding membership units in any given calendar year. Although we have not received requests in excess of the 10% limitation as of the year ended December 31, 2004, we cannot provide any assurances that we will not receive redemption requests in excess of the 10% limitation in future calendar years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, codified at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: changes in interest rates; changes in the real estate development market; changes in general economic and business conditions; and other factors detailed from time to time in the our reports filed with the SEC.

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

In addition, as of December 31, 2004, we have not entered into any lines of credit, credit facilities or other loan agreements, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

USA CAPITAL FIRST TRUST DEED FUND, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

USA Capital First Trust Deed Fund, LLC

Las Vegas, Nevada

We have audited the accompanying balance sheets of USA Capital First Trust Deed Fund, LLC as of December 31, 2004 and 2003, and the related statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada

March 28, 2005

USA CAPITAL FIRST TRUST DEED FUND, LLC

BALANCE SHEETS

	2004	2003
ASSETS

Cash and cash equivalents	$4,002,283	$500,758
Investments in mortgage loans, net of allowance for loan losses of $500,000 and $0, respectively	45,875,697	5,642,444
Unsecured advance to affiliate	560,000	—
Interest receivables	484,045	46,262

	$50,922,025	$6,189,464

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$169	$—
Management fee payable	—	—
Due to affiliate	246,069	—

	246,238	—

Commitments and contingencies	—	—

Members’ equity	50,675,787	6,189,464

	$50,922,025	$6,189,464

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
Revenues:
Interest earned from investments in mortgage loans	$2,575,460	$86,412	$—
Other income	6,799	—	—

	2,582,259	86,412	—

Expenses:
Management fees to Manager	181,480	—	—
Provision for loan losses	500,000	—	—
Bank fees	87	14	—
Other	169	—	—

	681,736	14	—

Net income	$1,900,523	$86,398	$—

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Year ended December 31, 2004, year ended December 31, 2003 and the year ended December 31, 2002

	Membership Units
	A Units	B Units	C Units	D Units	Total
Balance January 1, 2002	$—	$—	$—	$185,899	$185,899
Contribution of capital	—	—	—	235,658	235,658
Net income (loss)	—	—	—	—	—
Balance December 31, 2002	—	—	—	421,557	421,557

Issuance of membership units	1,590,000	835,000	3,650,000	—	6,075,000
Contribution of capital	—	—	—	302,116	302,116
Reinvestment of distributions	1,447	1,380	11,946	—	14,773
Members’ distributions	(11,648)	(4,650)	(25,238)	—	(41,536)
Net income	24,229	9,672	52,497	—	86,398
Other comprehensive income (loss) Registration costs previously deferred	—	—	—	(668,844)	(668,844)
Balance December 31, 2003	1,604,028	841,402	3,689,205	54,829	6,189,464

Issuance of membership units	16,635,000	9,323,176	19,045,623	—	45,003,799
Redemptions	(756,464)	(184)	(314,758)	—	(1,071,406)
Reinvestment of distributions	140,282	73,449	545,572	—	759,303
Members’ distributions	(673,612)	(268,802)	(1,163,482)	—	(2,105,896)
Net income	607,919	242,588	1,050,016	—	1,900,523

Balance December 31, 2004	$17,557,153	$10,211,629	$22,852,176	$54,829	$50,675,787

See Notes to Financial Statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Interest received	$2,390,545	$40,150	$—
Cash paid for management fees	(181,480)	—	—
Cash paid to vendors	(87)	(14)	—

Net cash provided by operating activities	2,208,978	40,136	—

Cash flows from investing activities:
Purchase of investments in mortgage loans	(53,877,476)	(5,642,444)	—
Proceeds from sale of mortgage loans	500,000	—	—
Proceeds from loan payoff	12,084,223

Net cash used in investing activities	(41,293,253)	(5,642,444)	—

Cash flows from financing activities:
Proceeds from issuance of membership units	45,003,799	6,075,000	—
Capital contributions by manager	—	5,000	—
Member redemptions	(1,071,406)	—	—
Member distributions, net of reinvestments	(1,346,593)	(26,763)	—

Net cash provided by financing activities	42,585,800	6,053,237	—
Increase in cash	3,501,525	450,929	—
Cash, beginning of period	500,758	49,829	49,829

Cash, end of period	$4,002,283	$500,758	$49,829

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

The following is a reconciliation of net income (loss) to net cash provided by (used in) operations:

	Year ended December 31,
	2004	2003	2002
Net income	$1,900,523	$86,398	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	500,000	—	—
(Increase) in interest receivable	(473,783)	(46,262)	—
Increase in management fee payable	—	—	—
Increase in due to affiliate	246,069	—	—
Increase in accounts payable and accrued expenses	169	—	—

Net cash provided by (used in) operating activities	$2,208,978	$40,136	$—

Supplemental schedule of noncash activities:

Non-cash investing and financing activities
Reinvestment of members’ distributions	$759,303	$14,773	$—

Unsecured advance to affiliate through un-remitted collections	560,000	—	—

Deferred registration costs paid by organizing member as capital contributions	$—	$297,116	$235,658

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

Nature of business and organization

USA Capital First Trust Deed Fund, LLC (the “Fund”) is primarily engaged in the business of mortgage lending. The Fund invests primarily in loans secured by real estate through trust deeds or mortgages. The Fund was organized February 16, 2001, as a limited liability company under the laws of the State of Nevada and will continue until terminated under the provisions of the operating agreement.

USA Capital Realty Advisors, LLC (the “Manager”), a Nevada limited liability company, manages the Fund. The Manager is managed by USA Investment Partners, LLC, which is managed by two individuals. The operating agreement provides that the Manager controls the daily operations of the Fund, including the power to assign duties, to determine how to invest the Fund’s assets, to offer additional units for sale, to sign bills of sale, title documents, leases, notes, security agreements, mortgage investments and contracts, and to assume direction of business operations. The operating agreement also provides that the members have certain rights to terminate the Manager subject to a majority vote of the members.

USA Capital Reality Advisors, LLC is also the manager for other affiliated companies, including USA Capital Diversified Trust Deed Fund, LLC, Tanamera Apartments, LLC and USA Capital High Income Real Estate Lending Fund, LLC. In addition, USA Commercial Mortgage Company, an affiliate of the Manager, services the Fund’s investment loans. As a result, the operating results of the Fund are dependent on the ability and intent of the Manager’s and its affiliates to continue to service the Fund’s assets.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Summary of accounting policies

Cash and cash equivalents

Cash and cash equivalents include interest bearing and non-interest bearing bank deposits, money market accounts, short-term certificates of deposit with original maturities of three months or less, and short-term instruments with a liquidation provision of one month or less.

Investments in mortgage loans

Investments in mortgage loans secured by trust deeds and mortgages are originated by the Manager in accordance with the investment guidelines, which in included in the Fund’s prospectus. Generally, the Fund’s mortgage loans require interest only payments with a balloon payment of principal at maturity. The Fund has both the intent and the ability to hold mortgage loans to maturity and, therefore, mortgage loans are classified for as held for investment and are carried at amortized cost. Loans sold to or purchased from affiliates are accounted for at the principal balance and accordingly, no gain or loss is recognized by the Fund.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Nature of Business and Summary of Significant Accounting Policies - continued

The Manager may make loans suitable to the Fund’s investments guidelines based upon independent appraisals and/or other subjective criteria as the Manager determines best. Such appraisals and criteria may be for current estimate of the “as-if developed” value of the property, which approximates the post construction value of the collateralized property, assuming that such property is developed. Management generally advances such loans on a pro-rata basis as the project costs are incurred. As-if developed values on raw land, acquisition and development loans often dramatically exceed the immediate sales value of the collateral and such values may include the approval of zoning changes and successful development by the purchaser. As most of the Manager’s evaluations and appraisals will be prepared on an as-if developed basis, if a loan goes into default prior to completion of a contemplated development of a project, the market value of the property may be substantially less than the appraised value. As a result, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, the Fund may not recover the full amount of the loan.

The Fund invests primarily in mortgage loans that have interest reserves. Loans with interest reserves allows the borrowers to fund interest payments from increases to the principal amount of the loan for a period of time ranging from one to three years. As a result, loans that have never made a cash payment of interest will generally be considered performing during the reserve period.

During the years ended December 31, 2004 and 2003, the Fund purchased approximately $ 32.7 million and $2.5 million investments in mortgage loans from unrelated third parties, respectively. During the years ended December 31, 2004 and 2003, the Fund purchased approximately $ 21.2 million and $5.6 million investments in mortgage loans from related parties, respectively. These transactions resulted in no gain or loss to the Fund. The Fund also sells full or partial interests in loans to related and third parties at the discretion of the Manager. During the year ended December 31, 2004, the Fund sold loans to unrelated third parties in the amount of $500,000 and no loans were sold to related parties.

Allowance for loan losses

The Fund maintains an allowance for loan losses on its investment in mortgage loans for estimated and expected credit impairment which is considered inherent to the Fund’s investment in mortgage loans. The Manager’s estimate of expected losses is based on a number of factors, including the types and dollar amounts of loans in the portfolio, adverse situations that may effect the borrower’s ability to repay, prevailing economic conditions and the underlying collateral of the loan. Additions to the allowance are provided through a charge to earnings based on an assessment of certain factors which may indicate estimated losses on the loans. Actual losses on loans are recorded as a charge-off or a reduction of the allowance for loan losses. Subsequent recoveries of amounts previously charged off are added back to the allowance or are included in income when the property is subsequently sold.

Distributable net income

The Fund’s Manager on a quarterly basis calculates earnings and distributable net income based in part on its on going evaluation of the collectibility of its investments. Periodic changes made to management’s estimates are applied prospectively so that future distributable net income calculations are adjusted. Therefore, distributions of net distributable income to members through out the year may not reflect late year adjustments, if any.

Net income allocated to members

Net income allocated to members is computed by dividing income available to members by the weighted average number of membership units outstanding for the year.

Revenue recognition

Interest is recognized as revenue when earned according to the terms of the loans using the effective interest method. The Fund does not recognize interest income on loans once they are deemed to be impaired or non-performing. A loan is impaired when based on current information and events, it is probable that the Fund will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Manager considers loans to be nonperforming when they are more than 120 days past due on interest payments or past due on principal. When the Manager makes a nonaccrual determination, interest on non performing loans are not included in the calculation of distributable net income from that point on.

Cash receipts are generally allocated to interest income first, except when such payments are specifically designated by the terms of the loan as principal reduction or when the Manager does not believe the Fund’s investment in the loan is fully recoverable.

Fair value of financial instruments

The Financial Accounting Standards Board’s Statement 107, Disclosures about Fair Value of Financial Instruments, requires the determination of fair value of the Fund’s financial assets. The following methods and assumptions were used to estimate fair value of financial instruments included in the following categories:

(a) Investments in mortgage loans: The carrying value of these instruments, net of the allowance for loan losses, approximates fair value due to their short-term maturities and underlying collateral. Fair value for loans that are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the carrying value.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Fair Value of Financial Instruments - continued

(b) Unsecured advances to affiliate: The carrying value of these instruments, net of the allowance if any, approximates fair value due to their short-term maturities.

(c) Interest receivable: The carrying value of these instruments, net of the allowance if any, approximates fair value due to their short-term maturities.

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

For the year ended December 31, 2003, the Fund reported deferred registration costs as other comprehensive income (loss). There is no difference or reconciling items between net income and comprehensive income for the years ended December 31, 2004 and 2002.

Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform with the current year presentation. These reclassifications have had no impact on the net equity or income (loss) from operations.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB revised FIN 46. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The Fund has evaluated its relationships and interest in entities that might be considered “Variable Interest Entities” and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on these financial statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 2. Financial instruments and concentration of credit risk

Financial instruments with concentration of credit risk include cash, interest receivable and investments in mortgage loans.

The Fund maintains cash deposit accounts and certificates of deposits which at times may exceed federally insured limits. The Fund has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to cash.

The Fund invests primarily in real estate based loans. At December 31, 2004, approximately 67% of the Fund’s investments in mortgage loans secured by property that were in either California, Florida or Texas (33%, 15% and 18%, respectively). As a result of this geographical concentration of the Fund’s mortgage loans, a downturn in the local real estate markets in these states could have a material adverse effect on the Fund. At December 31, 2004, the Fund had thirty-three investments in mortgage loans with twenty-nine different borrowers.

At December 31, 2004, approximately 52% of the Fund’s mortgage loan portfolio (approximately $24 million) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loans through foreclosure could have a material adverse effect on the Fund.

At December 31, 2004, the aggregate amount of loans to the Fund’s three largest borrowers represented approximately 38% of the Fund’s total investments in mortgage loans. Since the Fund has a significant concentration of credit risk with these three borrowers, a default by any of these borrowers could have a material adverse effect on the Fund.

Substantially all of the Fund’s loans require the borrower to make a balloon payment of the principal (and interest) due at maturity. The success of a borrower’s ability to repay its obligations may be dependent upon the borrower’s ability to refinance or otherwise raise a substantial amount of cash. An increase in interest rates over the rates applicable at the origination of the loan may have an adverse effect on the borrower’s ability to refinance and repay its loan obligations.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 3. Investments in Mortgage Loans

Investments in mortgage loans at December 31, 2004, consist of:

Loan type by mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	12	$9,146,603	13.53%	19.72%
Bridge	9	17,596,167	12.98%	37.94%
Construction	5	3,986,333	12.31%	8.60%
Development	5	10,646,594	12.52%	22.96%
Acquisition and development	2	5,000,000	12.95%	10.78%

	33	46,375,697	12.90%	100.00%
Less allowance for loan losses		(500,000)

		$45,875,697

Loan type by real property	Number of loans	Balance		Portfolio percentage
Residential	3	$1,704,084		3.67%
Commercial	10	9,900,833		21.35%
Mixed used	3	8,846,594		19.08%
Unimproved land	17	25,924,186		55.90%

	33	46,375,697		100.00%
Less allowance for loan losses		(500,000)

		$45,875,697

Investments in mortgage loans at December 31, 2003, consist of:

Loan type by mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	3	$966,000	11.80%	17.10%
Bridge	3	3,126,000	12.50%	55.40%
Construction	1	490,444	13.00%	8.70%
Acquisition and development	2	1,060,000	12.00%	18.80%

	9	5,642,444	12.30%	100.00%
Less allowance for loan losses		—

		$5,642,444

Loan type by real property	Number of loans	Balance		Portfolio percentage
Residential	1.5	$740,444		13.10%
Commercial	4.5	3,936,000		69.80%
Unimproved land	3	966,000		17.10%

	9	$5,642,444		100.00%
Less allowance for loan losses		—

		$5,642,444

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 3. Investments in Mortgage Loans - continued

The following is a schedule by geographic location of investments in mortgage loans as of December 31, 2004 and 2003:

	December 31, 2004			December 31, 2003
	Number of loans	Balance	Portfolio percentage	Number of loans	Balance	Portfolio percentage
Arizona	3	$6,575,000	14.18%	2	$2,441,000	43.30%
California	14	15,548,186	33.53%	2	1,535,444	27.20%
Florida	4	6,938,584	14.96%	—	—	—
Illinois	1	4,476,594	9.65%	1	500,000	8.90%
Michigan	1	295,000	0.64%	—	—	—
Nevada	3	656,000	1.41%	3	966,000	17.10%
New Mexico	3	3,245,833	7.00%	1	200,000	3.50%
Texas	4	8,640,500	18.63%	—	—	0.00%

	33	46,375,697	100.00%	9	5,642,444	100.00%
Less allowance for loan losses		(500,000)			—

		$45,875,697			$5,642,444

The following is a schedule of contractual maturities of investments in mortgage loans as of December 31, 2004:

2005	$45,570,712
2006	804,985

$46,375,697
Less allowance for loan losses	(500,000)

$45,875,697

This schedule does not necessarily indicate when the investments in mortgage loans will be realized in cash, as loans may be extended, become delinquent or be foreclosed upon during the normal course of operations.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 3. Investments in Mortgage Loans - continued

During the year end December 31, 2004, the Manager had granted extensions on three loans pursuant to the terms of the original loan agreements, which permit extensions by mutual consent. Such extensions are generally provided on loans where the borrower requires additional time to complete a construction project or negotiate take out financing. However, the Manager only grants extensions when a borrower is in full compliance with the terms of the loan, including, but not limited to the borrower’s obligation to make interest payments on the loan. The aggregate amounts due to the Fund from borrowers whose loans had been extended as of December 31, 2004, amounted to approximately $15 million. The Manager concluded that no allowance for loan loss was necessary with respect to these loans.

At December 31, 2004, the Fund had one loan that was non-performing (more than 120 days past due on interest payments or past due on principal) totaling approximately $4.7 million. The Fund started foreclosure proceedings in December 2004.

The Manager periodically reviews and makes a determination as to whether the allowance for loan losses is adequate to cover any potential losses. As of December 31, 2004, the Manager had provided for $500,000 as a general allowance for loan losses. The Manager evaluated the loans and concluded the underlying collateral was sufficient to protect the Fund against further losses of principal and interest. The Manager will continue to evaluate these loans in order to determine if any other allowance for loan losses should be recorded.

Since decisions regarding allowances for loan losses require the Manager’s judgment about the probability of future events, there is an inherent risk that such judgment will prove incorrect. In such event, actual losses may exceed (or be less than) the amount of any allowance. To the extent that the Fund experiences losses greater than the amount of its allowance, the Fund may incur a charge to its earnings that will adversely affect its operating results and the amount of any distributions to its members.

Note 4. Management fees and related party transactions

Various related parties are involved with the marketing, brokering and collection of the Fund’s loans.

The Manager, the owner of ten of the Fund’s Class D membership units, oversees the servicing of the loans and the collections of loan proceeds to the Fund. The Fund has agreed to pay the Manager an annual fee of 1.5% of the assets under management. Fees incurred for the years ended December 31, 2004 and 2003, were approximately $360,000 and $15,000, respectively. For the years ended December 31, 2004 and 2003, the Manager waived management fees totaling approximately $180,000 and $15,000.

During the years ended December 31, 2003 and 2002, the Manager paid approximately $297,000 and $235,000, respectively, of registration costs as additional contributions without additional membership interest in the Fund. As discussed in Note 7, these costs were later included as an expense in computing other comprehensive income. Additionally, during the years ended December 31, 2004 and 2003, the Manager paid approximately $326,000 and $29,000 in legal and accounting expenses on behalf of the Fund.

USA Commercial Mortgage Company (“Mortgage”), a company related by common management, originates and services the mortgage loan investments for the Fund. Origination fees are paid by the borrowers for the services provided by Mortgage. Mortgage has agreed not to charge the Fund for any loan servicing fees in exchange for the rights to the origination fees charged to the borrower on the Fund’s investments in mortgage loans.

From time to time the Fund may acquire or sell investments in mortgage loans from/to related parties pursuant to the terms of the Fund’s operating agreement provided the price does not exceed the original cost. No gain or loss is recorded on these transactions as it is not the Fund’s intent to make a profit on the purchase or sale of such investments. The purpose of these transactions is to either free up capital to make new investments or place excess capital in investments to maximize the use of the Fund’s capital.

During the years ended December 31, 2004 and 2003, the Fund purchased approximately $21.2 and $5.6 million in mortgage loans from USA Capital Diversified Trust Deed Fund, LLC (“Diversified”), a company related by common management. These transactions were recorded at the original principal balances and, accordingly, no gain or loss was recognized.

USA Securities, LLC, a company related by common management, sold 97% of the Fund’s membership units raising proceeds of approximately $44 million for the year ended December 31, 2004. The Manager paid the commission fees associated with raising of the funds.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 4. Management fees and related party transactions - continued

USA Commercial Real Estate Group, a company related by common management, may serve as the listing broker in the event real property is acquired through foreclosure. This affiliate would be paid a commission competitive with commissions charged by non related parties. USA Commercial Real Estate Group has not provided any services for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004, the Fund had approximately $430,000 invested in mortgage loans with Castaic Partners, LLC and Wasco Investments, LLC, companies that have common ownership and significant joint investments with Tanamera Resort Partners, LLC, an affiliate of the Manager.

Subsequent to year end December 31, 2004, the Fund had approximately $4 million invested in mortgage loans with Homes for America Holdings, LLC, a company with significant joint investments with Tanamera Resort Partners, LLC, an affiliate of the Manager.

Note 5. Unsecured advance to affiliate

The Fund purchased entire or fractional interests in acquisition, development, construction and bridge loans secured by first deeds of trust on undeveloped land, residential and commercial developments from Diversified, an affiliate related by common management. (See Note 4.) In July 2004, the Manager had permitted Diversified to retain the amount collected on its investment in mortgage loan that was assigned to the Fund. The amount, including 12% interest, is reflected in the account unsecured advance to affiliate. At December 31, 2004, the balance of the unsecured advance which includes accrued interest was approximately $599,200.

Note 6. Commitments and contingencies

At December 31, 2004, the United States Securities and Exchange Commission (the “SEC”) has initiated an informal investigation into certain matters with respect to the operations of USA Securities, LLC, the placement agent for the Fund’s public offering of its membership units. During the course of the investigation (which is still ongoing), the SEC has requested and reviewed, among other things, transactions involving the offer and sale of the Fund’s membership units. The Manager has and intends to fully cooperate with the SEC in this matter.

Note 7. Capitalization

The Fund’s operating agreement authorizes the Fund to issue up to 100,000 membership units, at $5,000 per unit, in four different classes, Class A, Class B, Class C and Class D. Class A, B and C units have the same rights and obligations with the exception of the holding periods and related preferred returns.

Class A units have a minimum holding period of 12 months, Class B units have a minimum holding period of 24 months and Class C units have a minimum holding period of 36 months. (See Note 9.)

Class A units, Class B units and Class C units have initial preferred returns of 9%, 10% and 11%, respectively. The contractual returns are not guaranteed but are subject to payment based on earnings and sufficient cash flows as determined by the Manager. Additionally, the preferred return may be changed by the Manager based on market conditions, demand for units and other factors; however, the spread between classes will be maintained.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 7. Capitalization - continued

Profits in excess of the preferred returns will be allocated between classes. Once the preferred returns are paid, 40% of profits in excess of preferred returns will be allocated to Class A, B and C units. The balance will be allocated to Class D units. As of December 31, 2004, all Class D units are owned by the Manager.

Note 8. Initial capitalization and deferred registration costs

In addition to the payment of organization and deferred registration costs, the Manager invested $50,000 in exchange for 10 Class D membership units. Organization costs paid by the Manager were written-off. Additionally, the Manager paid all costs associated with the registration of the Fund. These costs were deferred until a determination was made relating to the success of the offering. During the year ended December 31, 2003, costs associated with the registration of the Fund were included as an expense in computing other comprehensive income (loss).

Note 9. Redemptions, distributions and income taxes

The Fund’s operating agreement allows and provides procedures for members to request redemptions of their membership interests. These requests are to be made pursuant to specific guidelines and may be limited at the discretion of the Fund’s Manager. For example, the Manager may limit such membership redemptions based upon available funds, anticipated cash flow needs and to facilitate the preservation of favorable tax status treatment under various federal rules and regulations.

The Fund may distribute profits to its members based on the calculation of income for income tax purposes as long as the Manager considers the amounts ultimately recoverable.

For income tax purposes, certain interest income is not suspended for loans that are deemed non-performing for financial statement purposes. Additionally, certain expenses may be capitalized as part of the basis in real estate held for sale and/or as additional amounts due the Fund which is different than accounting principals generally accepted in the United States. Since the Fund has elected to be taxed as a partnership, there are no income tax expenses, deferred tax assets or liabilities recorded in these financial statements.

USA CAPITAL FIRST TRUST DEED FUND, LLC

NOTES TO THE FINANCIAL STATEMENTS

Note 9. Redemptions, distributions and income taxes - continued

Under the laws pertaining to federal income taxation of limited liability companies that have elected to be treated as partnerships, federal income tax is not incurred by the Fund as an entity. Each individual member reports on his federal income tax return his distributive share of the Fund’s income, gains, losses, deductions and credits, whether or not any distributions are made during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

USA Capital Realty Advisors, LLC

Las Vegas, Nevada

We have audited the accompanying balance sheets of USA Capital Realty Advisors, LLC as of December 31, 2004 and 2003. These Balance sheets are the responsibility of the Company’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Beadle, McBride, Evans & Reeves, LLP

Las Vegas, Nevada

March 28, 2005

USA CAPITAL REALTY ADVISORS, LLC

BALANCE SHEETS

	Year Ended December 31, 2004	Year Ended December 31, 2003
ASSETS
Current assets:
Cash	$58,779	$73,392
Management fee receivable from affiliates	263,292	129,681
Prepaid expense	14,429	—

Total current assets	336,500	203,073

Other assets:
Investments in affiliates	197,750	147,751

	$534,251	$350,824

LIABILITIES and MEMBERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$184,031	$62,033
Due to affiliate	876,514	367,138

Total current liabilities	1,060,545	429,171

Members’ deficit	(526,294)	(78,347)

	$534,251	$350,824

See Notes to Balance Sheets

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

Nature of business

USA Capital Realty Advisors, LLC (the “Company”) was organized January 18, 2001. The Company acts as the manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, Tanamera Apartments, LLC, and USA Capital High Income Real Estate Lending Fund, LLC.

Basis of presentation

The accompanying balance sheets report all investments on the equity method and are not consolidated. The balance sheets are designed to reflect the assets, liabilities and member’s equity of the Company and not the consolidated operations of the Company and its managed entities.

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

Fair value of financial instruments

The carrying amounts of balance sheets including cash, management fee receivable, prepaid expense, accounts payable and accrued expenses due to affiliates approximate their fair value because of their short maturity.

Note 1. Nature of business and summary of significant accounting policies – continued

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

Note 3. Investments in affiliates

Investments are recorded on the equity method and consist of:

	Member Interest In				Total
	USA Capital Diversified Trust Deed Fund, LLC	USA Capital First Trust Deed Fund, LLC	Tanamera Apartments, LLC	USA Capital High Income Real Estate Lending Fund, LLC
Balance at January 1, 2002	$107,174	$185,899	$—	$—	$293,073
Contributions	4,800	235,658	—	—	240,458
Interest in earnings (loss)	(63,082)	—	—	—	(63,082)
Distributions	(5,970)	—	—	—	(5,970)

Balance December 31, 2002	$42,922	$421,557	$—	$—	$464,479
Contributions	110,673	302,116	50,000	—	462,789
Distributions	—	—	—	—	—
Interest in earnings (loss)	(110,673)	—	—	—	(110,673)
Other comprehensive income (loss)
Deferred registration costs	—	(668,844)	—		(668,844)

Note 3. Investments in affiliates - continued

	Member Interest In				Total
	USA Capital Diversified Trust Deed Fund, LLC	USA Capital First Trust Deed Fund, LLC	Tanamera Apartments, LLC	USA Capital High Income Regarding Lending Fund, LLC
Balance December 31, 2003	$42,922	$54,829	$50,000	$147,751	$147,751
Contributions	—	—	—	$50,000	$50,000
Interest in earnings (loss)	—	—	—	—	—
Distributions	—	—	—	—	—
Balance December 31, 2004	$42,922	$54,829	$50,000	$50,000	$197,751

Investments in USA Capital Diversified Trust Deed Fund, LLC reflect expenses of $110,673 paid by the Company during 2003 as manager and are recorded as contributions, accordingly, these expenditures are reflected in net earnings (loss) as they are allocated back to the manager.

Note 4. Related party transactions

The Company owns units in and acts as manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, Tanamera Apartments, LLC and USA Capital High Income Real Estate Lending Fund, LLC.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited liability company that makes or purchases entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States. During the years ended December 31, 2004, 2003 and 2002, the Company earned approximately $1,710,000, $1,260,000 and $500,000 respectively, as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC. As December 31, 2004, the Company has approximately $263,000 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the account management fee receivable from affiliates. The Company invested $50,000 as capital during the year ended December 31, 2002, and paid approximately $110,000 and $57,000, respectively, of registration costs as additional contribution that were charged against the Company’s members’ equity. Additionally, during the years ended December 31, 2004 and 2003, the Company paid approximately $177,000 and $68,000, respectively, in legal and accounting expenses on behalf of USA Capital Diversified Trust Deed Fund, LLC.

USA Capital First Trust Deed Fund, LLC is a limited liability company that makes investments or purchases fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located primarily in the United States. During the years ended December 31, 2004 and 2003, the Company earned approximately $360,000 and $15,000, respectively, as compensation for its management services and

Note 4. Related party transactions-continued

waived remaining management fees due from USA Capital First Trust Deed Fund, LLC of approximately $180,000 and $15,000 for the years ended December 31, 2004 and 2003, respectively. The Company invested $5,000 and $50,000 as capital and during the years ended December 31, 2003 and 2002, paid approximately $297,000 and $235,000, respectively, of registration costs as additional contributions. During the year ended December 31, 2003, the offering met the minimum offering amount and, accordingly, approximately $668,000 of registration costs were charges against the Company’s members’ equity. Additionally, during the years ended December 31, 2004 and 2003, the Company paid approximately $326,000 and $29,000 in legal and accounting expenses on behalf of USA Capital First Trust Deed Fund, LLC.

Tanamera Apartments, LLC is a Nevada limited liability company formed to purchase and own 49% of the issued and outstanding membership interest in South Meadows Apartments, LLC, a Nevada limited liability company. During the year ended December 31, 2003, the Company invested $50,000 as capital.

USA Capital High Income Real Estate Lending, LLC is a Nevada limited liability company formed to make or purchase entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States. During the year ended December 31, 2004, the Company invested $50,000 as capital.

USA Investment Partners, LLC is a limited liability company and is the sole member and manager for the Company. During the year ended December 31, 2002, approximately $235,700 of amounts due to various affiliates were consolidated and transferred to USA Investment Partners, LLC. During the years ended December 31, 2004, 2003 and 2002, USA Investment Partners, LLC advanced funds of approximately $95,000, $218,000 and $506,000, respectively, for certain expenses and investments to the Company. Repayments of approximately $269,000 and $183,000 were made during 2003 and 2002, respectively, where approximately $367,000 is unpaid and is reflected in the account to affiliates as of December 31, 2004.

During the years ended December 31, 2004, 2003 and 2002, the Company paid approximately $274,000, $479,214 and $18,500, respectively, of marketing and registration costs on behalf of USA Securities, LLC, a Nevada limited liability company related by common control. During the years ended December 31, 2004 and 2003, commission expense of approximately $1,319,000 and $168,000, respectively, were charged by USA Securities, LLC for raising funds of which approximately $468,000 is unpaid as of December 31, 2004, and is reflected in the account due to affiliates.

Note 5. New accounting pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The interpretation changes that, by requiring a variable interest entity to be consolidated by a company only if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.

For the year ended December 31, 2004, the Company has evaluated its relationships and interest in entities that might be considered Variable Interest Entities and concluded that no prerequisite conditions exist. Accordingly, the adoption of FIN 46 did not have an effect on these balance sheets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2004 fiscal year. This evaluation was done with the participation of our manager and its management team.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our manager, as appropriate to allow timely decisions regarding required disclosure.

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

CONCLUSIONS

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In lieu of our own management personnel, we rely upon the management personnel of our manager, USA Capital Realty Advisors, LLC. USA Capital Realty Advisors, LLC is managed by USA Investment Partners, LLC, which is managed by Joseph D. Milanowski and owned by Thomas A. Hantges (57%), Joseph D. Milanowski (38%) and Paul S. Hamilton (5%). Prior to February 14, 2005, USA Investment Partners, LLC was managed by Joseph D. Milanowski and Thomas A. Hantges. On February 14, 2005, Thomas A. Hantges resigned as a manager of USA Investment Partners, LLC.

In addition, as of February 14, 2005, Thomas A. Hantges resigned as the Chairman and Chief Executive Officer and director of USA Commercial Mortgage Company, our mortgage loan servicer and mortgage loan originator.

USA CAPITAL REALTY ADVISORS, LLC

USA Capital Realty Advisors, LLC was organized on January 18, 2001, as a Nevada limited-liability company. USA Capital Realty Advisors, LLC manages and controls our affairs and has responsibility and final authority in almost all matters affecting our business. These duties include dealings with investors, accounting, tax and legal matters, communications and filings with regulatory agencies and all other necessary management and operational duties. As the sole manager, USA Capital Realty Advisors, LLC has complete authority and responsibility for managing us regarding the following:

•	Evaluating and choosing the mortgage loans in which we will invest;

•	Originating, servicing and managing our mortgage loan investments; and

•	Managing all of our operations.

Our investors have no right to participate in the management or control of our business or affairs other than to exercise the limited voting rights provided for investors in our operating agreement. Our manager has primary responsibility for the initial selection, evaluation and negotiation of our mortgage loans and will determine our investment policies and strategies in accordance with the section entitled “Investment Objectives and Policies.” These investment objectives and policies may be changed by our manager without the consent of investors. Our manager provides all executive, supervisory and administrative services for our operations, including servicing the mortgage loans we hold. Our manager does not have employees or physical facilities that are independent of USA Commercial Mortgage Company. Our books and records are maintained by our manager, subject to audit by independent certified public accountants.

The management team of USA Capital Realty Advisors, LLC consists of Joseph D. Milanowski, the sole manager of USA Investment Partners, LLC. The principal occupation and business experience of Mr. Milanowski is as follows:

Joseph D. Milanowski. Mr. Milanowski is the sole manager of USA Investment Partners, LLC, the manager of USA Capital Realty Advisors, LLC. Prior to February 2005, Mr. Milanowski served as co-manager of USA Investment Partners, LLC with Thomas A. Hantges. Mr. Milanowski also serves at the President, Chief Operations Officer and Director of USA Commercial Mortgage Company. Mr. Milanowski is a Chartered Financial Analyst. He has lived in Las Vegas since 1988 and has been associated with USA Commercial Mortgage Company since 1993. In addition to his duties as manager of USA Investment Partners, LLC, Mr. Milanowski is primarily responsible for much of the underwriting and servicing for USA Commercial Mortgage Company. During his tenure with USA Commercial Mortgage Company and its affiliates, some of his primary responsibilities have included securities research for the gaming industry, real estate investment analysis and investment banking services for various investors. Mr. Milanowski obtained his BA in Economics from the University of Michigan and his MBA in finance from the University of Arizona.

LEGAL PROCEEDINGS INVOLVING OUR MANAGER AND ITS MANAGEMENT TEAM

On March 29, 2001, a group of plaintiffs involved in certain financings brokered by USA Commercial Mortgage Company filed a complaint in the United States District Court, District of Nevada, against USA Capital Diversified Trust Deed Fund, LLC, USA Commercial Mortgage Company, USA Investment Partners, LLC, Thomas A. Hantges, Joseph D. Milanowski and certain other affiliated parties and investors. In their complaint, the plaintiffs alleged that several loans arranged by USA Commercial Mortgage Company and the sale of some securities by an affiliate of USA Commercial Mortgage Company constituted violations of the state and federal Racketeer Influenced and Corrupt Organization Acts, and state and federal securities law. In addition, the plaintiffs alleged intentional and negligent misrepresentation, breach of contract and the implied covenant of good faith and fair dealing, intentional interference with contractual relations, defamation and other torts. The original plaintiffs sought unspecified compensatory, punitive and treble damages, in addition to costs and certain equitable relief, including equitable subordination. Although an adversary proceeding in United States Bankruptcy Court for the District of Nevada and two related actions in Nevada state court were initiated, these actions have been consolidated into United States District Court, District of Nevada. Pursuant to a stipulation and order of dismissal filed on September 21, 2001, the claims based on state and federal securities fraud were dismissed with prejudice. After various motions and orders by the Court, the original plaintiffs filed their third amended complaint on February 14, 2003. Subsequently, three plaintiffs, American Communities, LLC, Robert Porter and Cheryl Porter, and a non-plaintiff affiliate agreed to accept a cash settlement in exchange for a mutual release of all claims raised by them in this and the consolidated actions. In addition, seven of the plaintiffs, all debtors in bankruptcy proceedings involving American Communities, LLC, sold their claims against the defendants at auction. One of the remaining plaintiffs was the successful bidder at the bankruptcy auction. On March 31, 2003, the Court ordered the remaining two plaintiffs, Rolland P. Weddell and Spectrum Financial Group, LLC, to file a consolidated amended complaint. The remaining two plaintiffs filed their fourth amended complaint on July 9, 2003. In the fourth amended complaint, the remaining two plaintiffs did not re-name as defendants all but one of the investors in the financings brokered by USA Commercial Mortgage Company, eliminated two of the federal RICO claims, substantially reduced the number of claims for relief and appear to have failed to have raised any allegations against USA Capital Diversified Trust Deed Fund. Pursuant to a stipulation and order dated September 8, 2003, the reference to USA Capital Diversified Trust Deed Fund in the fourth amended complaint was stricken. The defendants answered the fourth amended complaint on September 9, 2003, in which they denied the claims against them. In addition, USA Commercial Mortgage Company filed counterclaims against the plaintiffs including breach of loan obligations, breach of guarantor obligations and breach of the covenant of good faith and fair dealing. The plaintiffs responded on October 9, 2003 by denying and putting forth defenses to these counterclaims. On September 24, 2004, USA Commercial Mortgage Company’s Motion for Partial Summary Judgment was granted dismissing certain claims from certain plaintiffs with whom USA Commercial Mortgage Company had settled, and who are no longer parties to the action. Defendants appealed the dismissal of these claims, but their appeal was denied. Finally, in early March of 2005, the court dismissed a majority of the companion state court actions.

AUDIT COMMITTEE AND CODE OF ETHICS

Because we are organized as a limited liability company, and not as a corporation, we are governed by our manager, USA Capital Realty Advisors, LLC. USA Capital Realty Advisors, LLC is not a public company and is not subject to the SEC’s reporting requirements. In addition, our units are not registered pursuant to Section 12 of the Securities Exchange Act of 1934. As a result, neither we, nor USA Capital Realty Advisors, LLC, have an audit committee, nor have we adopted a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Since our operations are managed by our manager, we do not have separate management or any executive officers. Accordingly, in lieu of providing compensation to our own management, we have agreed to various arrangements with our manager and its affiliates with respect to the services to be performed in conjunction with our offering and the management of our operations. These arrangements will result in the payment of substantial fees and expenses by us and by third parties to our manager and its affiliates. For additional information, see “Item 13. Certain Relationships and Related Transactions – Compensation, Fees and Reimbursements to Our Manager and Its Affiliates.”

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

Our manager is managed by USA Investment Partners, LLC. In turn, prior to June 17, 2004, USA Investment Partners, LLC was managed by USA Commercial Mortgage Company. As of such date, USA Commercial Mortgage Company was owned primarily by Thomas A. Hantges (48.4%), Joseph D. Milanowski (38%) and Paul S. Hamilton (5%). In addition, Thomas A. Hantges served as its Chairman and Chief Executive Officer, Joseph D. Milanowski served as its President, Chief Operating Officer and a director and Paul S. Hamilton served as Managing Director. After June 17, 2004, USA Investment Partners, LLC was co-managed by Joseph D. Milanowski and Thomas A. Hantges and owned by Joseph D. Milanowski (38%), Thomas A. Hantges (57%) and Paul S. Hamilton (5%). As of February 14, 2005, as a result of the resignation of Thomas A. Hantges, Joseph D. Milanowski became the sole manager of USA Investment Partners, LLC.

Based on the disclosure requirements of Item 402(a)(3) of Regulation S-K of the Securities Act, during the year ended December 31, 2004, we have two individuals that effectively served as our chief executive officer, Thomas A. Hantges due to his position as Chairman and Chief Executive Officer of USA Commercial Mortgage Company and Thomas A. Hantges and Joseph D. Milanowski due to their positions as co-managers of USA Investment Partners, LLC, the manager of USA Capital Realty Advisors, LLC. As a result of these relationships, the following shall disclose the compensation paid to Thomas A. Hantges by USA Commercial Mortgage Company and to Thomas A. Hantges and Joseph D. Milanowski by USA Investment Partners, LLC.

COMPENSATION PAID BY USA COMMERCIAL MORTGAGE COMPANY

During the year ended December 31, 2004, Thomas A. Hantges did not receive any compensation directly from us and was compensated in his capacity with USA Commercial Mortgage Company. The following information shall provide certain information related to the compensation of Mr. Hantges by USA Commercial Mortgage Company during the fiscal years ended December 31, 2004, 2003 and 2002.

In accordance with the rules of the SEC, the payments described in this table do not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total payments reported for the executive officers.

Name and Principal Position	Annual Compensation							All Other Compen- sation[1]		All Other Compen- sation[2]
	Year	Salary		Bonus		Other
Thomas A. Hantges, Chief Executive Officer and Chairman of USA Commercial Mortgage Company	2004 2003 2002	$ $ $	480,000 378,294 293,404	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	354,000 126,684 139,627	$ $ $	0 20,000 0

[1]	The amounts represented reflect the amounts distributed to Thomas A. Hantges as a result of his equity ownership in USA Commercial Mortgage Company and its affiliates.
[2]	The amounts represented reflect the amounts paid to Thomas A. Hantges for services provided to USA Commercial Mortgage Company and its affiliates.

Option, Long Term Incentive and Other Benefit Plans. USA Commercial Mortgage Company does not maintain a stock option plan or similar employee benefit plan except for a defined benefit plan discussed below. Accordingly, during the last fiscal year, USA Commercial Mortgage Company has not issued any options or stock appreciation rights to any of its executive officers or directors. In addition, there have not been any exercises or repricings of stock options or stock appreciation rights held by any of the executive officers or directors of USA Commercial Mortgage Company.

Defined Benefit Plan. USA Commercial Mortgage Company sponsors the USA Commercial Mortgage Company Defined Benefits Plan, which is intended to qualify under section 401 of the Internal Revenue Code. The plan covers employees of USA Commercial Mortgage Company who are at least 21 years of age and who have completed at least one year of service. The benefits under this plan are based primarily on years of service and remuneration near retirement. Vesting will occur after an employee has completed five years of service.

The plan provides normal retirement benefits at age 65 determined generally as 75% of the participants average monthly compensation for the 3 consecutive years which return the highest average, multiplied by a fraction (not to exceed one) the numerator of which is the participant’s years of service and the denominator of which is 25. Employment prior to January 1, 1993 is excluded. The plan does not offset the participant’s social security benefit. Under the terms of the plan, the average monthly compensation of a participant includes only compensation reportable on an IRS Form W-2 and specifically does not include payments from or deferrals to any deferred compensation plan established by USA Commercial Mortgage Company. When the plan was started in 1998, compensation over $150,000 per year was disregarded. The upper limit of compensation is increased every year to adjust for inflation. For the year ended December 31, 2004, compensation over $205,000 per year was disregarded. In addition, USA Commercial Mortgage Company may not contribute and the plan may not pay to participants more that $13,750 per month.

For illustration purposes, the following table shows estimated maximum annual retirement benefits payable under the plan to our executive officers who retire at age 65, assuming the executive officers receive their benefit as a single life annuity, without survivor benefits. This table also assumes the $205,000 upper limit on compensation is in force, although it will be increased in the future.

Average Yearly Compensation	Years of Service
	5	10	15	20	25
125,000	$18,750	$37,500	$56,250	$75,000	$93,750
150,000	$22,500	$45,000	$67,500	$90,000	$112,500
175,000	$26,250	$52,500	$78,750	$105,000	$131,250
200,000	$30,000	$60,000	$90,000	$120,000	$150,000
225,000	$30,000	$60,000	$90,000	$120,000	$150,000
250,000	$30,000	$60,000	$90,000	$120,000	$150,000
300,000	$30,000	$60,000	$90,000	$120,000	$150,000
400,000	$30,000	$60,000	$90,000	$120,000	$150,000
450,000	$30,000	$60,000	$90,000	$120,000	$150,000
500,000	$30,000	$60,000	$90,000	$120,000	$150,000

As of December 31, 2004, Thomas A. Hantges had over 12 years of service, respectively, credited under the plan. These numbers reflect years of service since 1993, and not total years of service to USA Commercial Mortgage Company. As of December 31, 2004, the fair market value of the plan’s assets was $3,141,578.

Compensation of Directors of USA Commercial Mortgage Company. The directors of USA Commercial Mortgage Company, whether employee directors or non-employee directors, do not receive an attendance fee or any other compensation in exchange for their participation on the board of directors of USA Commercial Mortgage Company.

COMPENSATION PAID BY USA INVESTMENT PARTNERS, LLC

In contrast to a corporation, USA Investment Partners, LLC is a limited-liability company that is managed by managers rather than officers or directors. Accordingly, the following table shall disclose any salaries paid to Joseph D. Milanowski and Thomas A. Hantges, as the managers of USA Capital Realty Advisors, LLC during the fiscal years ended December 31, 2004, 2003 and 2002, including any compensation derived from their beneficial ownership of USA Investment Partners, LLC. In accordance with the rules of the SEC, the payments described in this table do not include perquisites and other personal benefits received by the executive officers named in the table below which does not exceed the lesser of $50,000 or 10% of the total payments reported for the executive officers.

Name and Principal Position	Annual Compensation							All Other Compensation[1]
	Year	Salary		Bonus		Other
Joseph D. Milanowski, Manager	2004 2003 2002	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

Thomas A. Hantges, Manager	2004 2003 2002	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0

[1]	The amounts represented reflect the amounts distributed to the managers as a result of their beneficial ownership of USA Investment Partners, LLC.

Option, Long Term Incentive and Other Benefit Plans. USA Investment Partners, LLC does not maintain an option, long term incentive or similar benefit plans. Accordingly, during the last fiscal year, USA Investment Partners, LLC has not issued any such benefits to any members of its management.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth specified information with respect to the beneficial ownership of our units held by our manager and each person (or group of affiliated persons) who beneficially owns 5% or more of any class of our units as of February 28, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to our units. As of February 28, 2005, we had issued and outstanding 11,439.787 units, net of redemptions and reinvestments.

NAME AND ADDRESS	NUMBER AND CLASS OF MEMBERSHIP UNITS OWNED	PERCENTAGE OF MEMBERSHIP UNITS
		AS OF FEBRUARY 28, 2005	AFTER THE OFFERING (ASSUMING FULL SUBSCRIPTION)
USA Capital Realty Advisors, LLC 4484 South Pecos Road Las Vegas, Nevada 89121	10.000 Class D Units	0.08%	0.03%

Robert E. Taylor c/o USA Securities, LLC 4484 South Pecos Road Las Vegas, Nevada 89121	1,300.000 Class A Units	11.36%	4.04%

Our manager is managed by USA Investment Partners, LLC, which is managed by Joseph D. Milanowski and owned by Joseph D. Milanowski, Thomas A. Hantges and Paul S. Hamilton. As a result, Messrs. Milanowski, Hantges and Hamilton indirectly share voting power with respect to the 10 Class D Units held by our manager and have voting control over our manager generally.

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

In addition, Messrs. Hantges, Milanowski and Hamilton control our manager’s affiliates. The following organizational chart summarizes the ownership of our manager and its affiliates as of March 1, 2005, where the solid lines reflect ownership interests and the dotted lines reflect management control.

This organizational chart is meant only to provide a summary of the relationships involving our manager and its affiliates and is not exhaustive. The ownership percentage for USA Capital First Trust Deed Fund, LLC assumes the placement of the maximum number of membership units pursuant to both our prior and current offerings.

With respect to the beneficial ownership of USA Commercial Mortgage Company, in addition to the 56% controlled by Joseph D. Milanowski and Paul S. Hamilton, 35.4% is held by an irrevocable voting trust created by Thomas A. Hantges and 8.6% is held through an entity controlled by the former spouse of Thomas A. Hantges.

COMPENSATION, FEES AND REIMBURSEMENTS TO OUR MANAGER AND ITS AFFILIATES

Our manager and its affiliates will receive fees and expenses for services relating to this offering and for conducting our operations. The fees that we, our borrowers and other parties pay to our manager and its affiliates are summarized in the table below.

COMPENSATION	PAYABLE TO	ESTIMATED AMOUNT OR METHOD OF COMPENSATION
Loan brokerage fees	USA Commercial Mortgage Company	Borrowers pay loan brokerage fees ranging from an effective rate of 2%-5% per annum of the principal amount of each loan. Loan brokerage fees are paid by borrowers out of loan proceeds, either directly to USA Commercial Mortgage Company, or indirectly to us and then to USA Commercial Mortgage Company. Loan brokerage fees are generally paid to USA Commercial Mortgage Company when the loan is funded, but may be paid over the term of the loan.

Asset management and loan servicing fee	USA Capital Realty Advisors, LLC	We are obligated to pay 1.5% per annum of our assets under management, payable monthly to our manager at a rate of 0.125% of our assets under management.

Reimbursement of legal fees	USA Commercial Mortgage Company	Borrower will pay the legal fees associated with our loans, including the fees related to preparation of loan documents.

Real estate commissions upon resale of any property acquired through foreclosure	USA Commercial Real Estate Group	If we acquire property through foreclosure, USA Commercial Real Estate Group may serve as the listing broker in the sale of such property. In such case, USA Commercial Real Estate Group will earn a competitive commission ranging from 3%-6%, depending upon the recent real estate commissions earned on similar transactions in the relevant real estate market.

Early withdrawal fee	USA Capital Realty Advisors, LLC	Our manager, in its sole and absolute discretion, may allow an investor to withdraw from USA Capital First Trust Deed Fund prior to the expiration of the investor’s applicable holding period on the condition that the investor pay an early withdrawal fee equal to 5% of such original investment amount, with 75% of such early withdrawal fee being paid to our manager and 25% being paid to us.

Early termination fee	USA Capital Realty Advisors, LLC	Upon removal of our manager for any reason other than for cause, we will pay our manager an early termination fee equal to 1.5% of our assets under management.

Miscellaneous fees	USA Capital Realty Advisors, LLC	Borrowers may pay miscellaneous fees to our manager such as reconveyance fees, demand fees, copy fees and messenger service fees.

COMPENSATION	PAYABLE TO	ESTIMATED AMOUNT OR METHOD OF COMPENSATION
Selling commissions	USA Securities, LLC	USA Securities, LLC and its selected dealers receive a selling commission of up to 3.0% of each unit sold for the placement of units pursuant to this offering, including units purchased by investors after the investor’s holding period has expired. No commissions will be earned with respect to any units purchased through reinvestment. The selling commissions are paid by our manager.

Profits and losses of USA Capital First Trust Deed Fund	USA Capital Realty Advisors, LLC	USA Capital Realty Advisors, LLC, as the sole holder of Class D Units, is entitled to receive 60% of our profits after the payment of preferred returns to investors, and 60% of our losses, in accordance with the terms of our operating agreement.

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

Purchase of Interests in Loans From Our Manager or Other Affiliated Entities

We purchase fractional interests in loans from our manager or other entities that are affiliated with our manager as long as the loans are not in default and otherwise satisfy our lending guidelines. Although we intend to primarily engage in making mortgage loans in the future, many of our loans are purchased from an affiliate of our manager, USA Capital Diversified Trust Deed Fund, LLC. Under these circumstances, our manager has a conflict of interest in negotiating the terms of purchase for such loans and negotiations may not be at arm’s-length. In addition, our manager has a conflict in determining whether investment opportunities should be offered to us, to affiliated entities substantially similar to us or to a third party.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate accounting fees billed and services provided by Beadle, McBride, Evans & Reeves, LLP, our principal accountant, for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Audit fees(1)	$29,703	$8,728
Audit-related fees(2)	$—	$—
Tax fees(3)	$4,360	$38
All other fees(4)	$2,430	$—

Total fees	$36,773	$8,766

(1)	Represents the aggregate fees Beadle, McBride, Evans & Reeves, LLP billed us in each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our reports on Form 10-Q or services that are normally provided by Beadle, McBride, Evans & Reeves, LLP in connection with those filings. In the year ended December 31, 2003, we were billed $7,223 in audit fees and $1,505 for assistance with filings with the SEC. In the year ended December 31, 2004, we were billed $11,565 in audit fees related to our quarterly reports, and $18,138 related to our annual report.

(2)	Represents the aggregate fees Beadle, McBride, Evans & Reeves, LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit.
(3)	Represents the aggregate fees Beadle, McBride, Evans & Reeves, LLP billed us in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. In the year ended December 31, 2003, we were billed $38 for filing an extension.
(4)	Represents the aggregate fees Beadle, Mc Bride, Evans & Reeves, LLP billed us in each of the last two fiscal years for other than the items described in 1 – 3 above. The majority of “other” fees, specifically $2,315, represent fees billed to us for assistance related to the new registration statement on Form S-11, declared effective by the SEC on December 22, 2004.

Because we are a limited-liability company, and not a corporation, we are managed by USA Capital Realty Advisors, LLC. As USA Capital Realty Advisors, LLC is not a public company, it does not have an audit committee or a pre-approval policy with respect to any fees paid to Beadle, Mc Bride, Evans & Reeves, LLC, our principal accountant.

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

USA CAPITAL FIRST TRUST DEED FUND, LLC (REGISTRANT)

By:	USA CAPITAL REALTY ADVISORS, LLC
Its:	Manager

	By:	USA INVESTMENT PARTNERS, LLC
	Its:	Manager

/s/ Joseph D. Milanowski
		By:	Joseph D. Milanowski
		Its:	Manager

Date:	April 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Joseph D. Milanowski	Manager of USA Investment Partners, LLC, the manager of USA Capital Realty Advisors, LLC	April 15, 2005
Joseph D. Milanowski	(Principal Executive and Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT NAME	PAGE

2.1	Form of Placement Agreement with USA Securities, LLC	**

2.2	Form of Amended and Restated Placement Agreement with USA Securities, LLC	****

2.3	Form of Placement Agreement with USA Securities, LLC	*****

2.4	Form of Selected Dealer Agreement	****

2.5	Form of Selected Dealer Agreement	*****

3.1	Articles of Organization	*

3.2	Amended and Restated Operating Agreement	***

3.3	Second Amended and Restated Operation Agreement	*****

4.1	Subscription Agreement and Power of Attorney	**

4.2	Amended and Restated Subscription Agreement and Limited Power of Attorney	****

4.3	Subscription Agreement and Limited Power of Attorney	*****

10.1	Form of Construction Loan Agreement	*****

10.2	Form of Deed of Trust, Assignment or Rents, Security Agreement and Fixture Filing	*****

10.3	Form or Promissory Note	*****

31.1	Certification of Joseph D. Milanowski under Section 302 of the Sarbanes-Oxley Act of 2002	69

31.2	Certification of Joseph D. Milanowski under Section 302 of the Sarbanes-Oxley Act of 2002	70

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	71

*	=	Previously filed as an exhibit to the registrant’s Registration Statement on Form S-11, as filed with the Securities and Exchange Commission on April 23, 2001.
**	=	Previously filed as an exhibit to the registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form S-11, as filed with the Securities and Exchange Commission on August 30, 2002.
***	=	Previously filed as Appendix A to the registrant’s form of prospectus filed with the Securities and Exchange Commission on November 12, 2002 pursuant to Rule 424(b)(4).
****		Previously filed as an exhibit to the registrant’s Post-Effective Amendment No. 1 to its Registration Statement on Form S-11, as filed with the SEC on June 27, 2003.
*****		Previously filed as an exhibit to the registrant’s Registration Statement on Form S-11, as filed with the Securities and Exchange Commission on October 29, 2004.