Form 10-Q
period 2005-03-31
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2005-05-23
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$3,430,891	$4,002,283
Investments in mortgage loans, net of allowance for loan losses of $500,000 and $500,000, respectively	55,084,793	45,875,697
Unsecured advance to affiliate	560,000	560,000
Interest receivable	576,192	484,045

Total current assets	$59,651,876	$50,922,025

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$—	$169
Management fee payable	156,561	—
Due to affiliate	246,069	246,069

Total current liabilities	402,630	246,238

Commitments and contingencies	—	—

Members’ equity	59,249,246	50,675,787

	$59,651,876	$50,922,025

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Interest income from investments in mortgage loans	$1,525,432	$310,003
Other income	204	129

	1,525,636	310,132

Expenses:
Management fees to Manager	209,861	34,574
Other	—	41

	209,861	34,615

Net income	$1,315,775	$275,517

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Interest received	$1,433,286	$201,989
Cash paid for management fees	(53,300)	(2,500)
Cash paid to vendors	37	(41)

Net cash provided by operating activities	1,380,023	199,357

Cash flows from investing activities:
Purchase of investments in mortgage loans	(12,772,429)	(5,724,991)
Proceeds from sale of mortgage loans	391,000	—
Proceeds from loan payoff	3,172,331	158,063
Mortgage loans purchased and held for sale	—	—

Net cash (used in) investing activities	(9,209,098)	(5,566,928)

Cash flows from financing activities:
Proceeds from issuance of membership units	8,515,000	5,875,000
Members’ redemptions	(370,892)	(10,303)
Member distributions, net of reinvestments	(886,425)	(106,580)

Net cash provided by financing activities	7,257,683	5,758,117

(Decrease) increase in cash	(571,392)	390,546

Cash, beginning of period	4,002,283	500,758

Cash, end of period	$3,430,891	$891,304

The following is a reconciliation of net income to net cash provided by operations:

Net income	$1,315,775	$275,517
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) in interest receivable	(92,146)	(108,234)
Increase in management fee payable	156,561	32,074
(Decrease) in accounts payable and accrued expenses	(167)	—

Net cash provided by operating activities	$1,380,023	$199,357

Supplemental schedule of non-cash activities:
Reinvestment of members’ distributions	$438,013	$81,079

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements

Note 1. Financial statement presentation

The financial statements of USA Capital First Trust Deed Fund, LLC (the “Fund”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

Note 2. Financial instruments and concentration of credit risk

Financial instruments with concentration of credit risk include cash and loans secured by trust deeds.

At March 31, 2005, approximately 51.9% of the Fund’s total portfolio value was invested in mortgage loans that were in either California or Texas. (See Note 3.) As a result of this geographical concentration of the Fund’s mortgage loans, a downturn in the local real estate markets in California and/or Texas could have a material adverse effect on the Fund.

At March 31, 2005, approximately 38% of the Fund’s portfolio (approximately $20,849,000) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loans through foreclosure could have a material adverse effect on the Fund.

Additionally, at March 31, 2005, approximately 23% of the Fund’s total portfolio value was in loans to two borrowers. Because the Fund has a significant concentration of credit risk with these two borrowers, a default by either borrower could have a material adverse effect on the Fund.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 3. Investment in mortgage loans

Investments in mortgage loans at March 31, 2005 consists of:

Loan type by mortgage	Number of loans	Balance	Average interest rate	Portfolio Percentage
Acquisition	12	$10,851,658	13.10%	19.50%
Bridge	11	21,430,001	12.90%	38.60%
Construction	5	4,741,725	12.30%	8.50%
Development	5	12,092,909	12.50%	21.80%
Acquisition and development	4	6,468,500	12.80%	11.60%

	37	55,584,793		100.00%
Less allowance for loan losses		(500,000)

		$55,084,793

Loan type by real property	Number of loans	Balance	Portfolio percentage
Residential	5	$5,097,834	9.20%
Commercial	10	11,136,225	20.00%
Mixed use	3	10,242,909	18.40%
Unimproved land	19	29,107,825	52.40%

	37	55,584,793	100.00%
Less allowance for loan losses		(500,000)

		$55,084,793

Investments in mortgage loans at December 31, 2004 consists of:

Loan type by mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	12	$9,146,603	13.53%	19.72%
Bridge	9	17,596,167	12.98%	37.94%
Construction	5	3,986,333	12.31%	8.60%
Development	5	10,646,594	12.52%	22.96%
Acquisition and development	2	5,000,000	12.95%	10.78%

	33	46,375,697	12.90%	100.00%
Less allowance for loan losses		(500,000)

		$45,875,697

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 3. Investment in mortgage loans-continued

Loan type by real property	Number of loans	Balance	Portfolio percentage
Residential	3	$1,704,084	3.67%
Commercial	10	9,900,833	21.35%
Mixed use	3	8,846,594	19.08%
Unimproved land	17	25,924,186	55.90%

	33	46,375,697	100.00%
Less allowance for loan losses		(500,000)

		$45,875,697

The following is a schedule by geographic location of investment in mortgage loans as of March 31, 2005 and December 31, 2004.

	March 31, 2005			December 31, 2004
	Number of loans	Balance	Portfolio percentage	Number of loans	Balance	Portfolio percentage
Arizona	2	$6,000,000	10.79%	3	$6,575,000	14.18%
California	15	16,899,918	30.40%	14	15,548,186	33.53%
Florida	4	6,527,907	11.74%	4	6,938,584	14.96%
Illinois	1	4,992,909	8.98%	1	4,476,594	9.65%
Michigan	1	475,000	0.85%	1	295,000	0.64%
Nevada	3	3,828,834	6.89%	3	656,000	1.41%
New Mexico	3	4,001,225	7.20%	3	3,245,833	7.00%
New York	1	890,000	1.60%	—	—	0.00%
Texas	7	11,969,000	21.53%	4	8,640,500	18.63%

	37	55,584,793	100.00%	33	46,375,697	100.00%
Less allowance for loan losses		(500,000)			(500,000)

		$55,084,793			$45,875,697

The following is a schedule of contractual maturities of investments in mortgage loans as of March 31, 2005:

2005	$50,985,813
2006	4,598,980

$55,584,793
Less allowance for loan losses	(500,000)

$55,084,793

This does not necessarily indicate when the investments in mortgage loans will be realized in cash, as loans may be extended, become delinquent or be foreclosed upon during the normal course of operations.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 3. Investment in mortgage loans-continued

At December 31, 2004, the Fund had one loan that was non-performing (more than 120 days past due on interest payments or past due on principal) totaling approximately $4.7 million. The Fund started foreclosure proceedings in December 2004. The first collateralized property is in negotiations to be purchased by a third party. The second collateralized property is scheduled for foreclosure sale in May 2005.

Note 4. Management fees and related party transactions

The Fund’s operating agreement provides for a management fee to USA Capital Reality Advisors, LLC (the “Manager”) based on one and one-half percent annually of net assets. For the three months ended March 31, 2005, the Fund recorded management fees of approximately $209,000.

During the period ended March 31, 2005, the Fund raised a total of $8,515,000 in membership units. USA Securities, LLC, a company related by common control, raised 69% of the Fund’s membership units during the period ended March 31, 2005 totaling approximately $5,845,000. The Manager paid the commission fees associated with raising of the funds.

During the period ended March 31, 2005, the Fund purchased approximately $8.5 million in mortgage loans from USA Capital Diversified Trust Deed Fund, LLC, a company related by common management. These transactions were recorded at the original principal balances and, accordingly, no gain or loss was recognized.

During the period ended March 31, 2005, the Manager paid approximately $207,000 in legal and accounting expenses on behalf of the fund.

At March 31, 2005, the Fund had approximately $195,000 invested in mortgage loans with Wasco Investments, LLC, a company that has common ownership and significant joint investments with Tanamera Resort Partners, LLC, an affiliate of the Manager.

At March 31, 2005, the Fund had approximately $4,890,000 invested in mortgage loans with Homes for America Holdings, LLC, a company with joint investments with Tanamera Resort Partners, LLC, an affiliate of the Manager.

At March 31, 2005, the Fund had approximately $200,000, $530,000, $1,831,000 and $2,170,000 invested in mortgage loans with Fiesta Development, LLC, Chris Pederson, Interstate Commerce, LLC and Rio Bravo Industrial Development, LLC, respectively, companies with joint investments with USA Investment Partners, LLC, an affiliate of the Manager.

USA CAPITAL REALTY ADVISORS, LLC

Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

Current assets:
Cash	$38,520	$58,779
Management fee receivable from affiliate	486,693	263,292
Prepaid expense	3,213	14,429

Total current assets	528,426	336,500

Other assets:
Investments in affiliates	197,751	197,751

Total assets	$726,177	$534,251

LIABILITIES AND MEMBERS’ (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$158,960	$184,031
Due to affiliates	912,814	876,514

Total current liabilities	1,071,773	1,060,545

Members’ (deficit)	(345,597)	(526,294)

	$726,177	$534,251

See Notes to Balance Sheets

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheets

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes of USA Capital Realty Advisors, LLC (the “Company”) contained in the Annual Report on Form 10-K of USA Capital First Trust Deed Fund, LLC for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

Note 2. Investments in related companies

Investments are recorded on the equity method and consist of:

	Member interest in				Total
	USA Capital Diversified Trust Deed Fund, LLC	USA Capital First Trust Deed Fund, LLC	Tanamera Apartments, LLC	USA Capital High Income Real Estate Lending Fund, LLC
Balance December 31, 2004	$42,922	$54,829	$50,000	$50,000	$197,751

Contributions	—	—	—	—	—

Distributions	—	—	—	—	—

Interest in earnings	—	—	—	—	—

Balance March 31, 2005	$42,922	$54,829	$50,000	$50,000	$197,751

Note 3. Related party transactions

The Company owns units in and/or acts as manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, Tanamera Apartments, LLC and USA Capital High Income Real Estate Lending Fund, LLC.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited liability company that makes or purchases entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States. During the three months ended March 31, 2005, the Company recorded approximately $410,000 as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC. At March 31, 2005, the Company has approximately $330,000 of unpaid

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheets - Continued

Note 3. Related party transactions-continued

management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the account due from related parties. Additionally, during the period ended March 31, 2005, the Company recorded approximately $22,454 in legal and accounting expenses on behalf of USA Capital Diversified Trust Deed Fund, LLC.

USA Capital First Trust Deed Fund, LLC is a Nevada limited liability company that makes investments or purchases fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States of America. During the three months ended March 31, 2005, the Company recorded approximately $209,000 as compensation for its management services from USA Capital First Trust Deed Fund, LLC. At March 31, 2005, the Company has approximately $156,000 of unpaid management fees due from USA Capital First Trust Deed Fund, LLC, which is included in the account due from related parties. Additionally, during the period ended March 31, 2005 the Company recorded approximately $207,000 in legal and accounting expenses on behalf of USA Capital First Trust Deed Fund, LLC.

USA Securities, LLC, a Nevada limited liability company related by common control, is a member of the National Association of Securities Dealers, Inc. and conducts limited securities business in Nevada and several other states. During the three months ended March 31, 2005, commissions of approximately $277,000 were charged by USA Securities, LLC for raising funds of which approximately $505,000 is unpaid and is reflected in the account due to related parties. Additionally, during the period ended March 31, 2005 the Company recorded approximately $17,000 in legal and accounting expenses on behalf of USA Securities, LLC.

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

OVERVIEW

We were organized on February 16, 2001 and have conducted limited business operations. As of March 31, 2005, we issued, net of redemptions and including reinvestments, 11,739.7180 units representing a capitalization of $58,698,590. The proceeds from the sale of these membership units have primarily been used to purchase fractional interests in or to otherwise invest in mortgage loans in the United States. Although we may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States, we have only invested in loans secured by real property located in the United States. USA Capital Realty Advisors, LLC, our manager, has and will continue to select mortgage loans for us, and assist us by obtaining, processing and managing these loans. We believe that an adequate number of additional opportunities to invest in mortgage loans exists.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

During the three months ended March 31, 2005, we generated revenues of $1,525,636, compared to $310,132 during the three months ended March 31, 2004. During the three months ended March 31, 2005, our revenue consisted of $1,525,432 in interest earned from investments in mortgage loans and $204 in other income. During the three months ended March 31, 2004, our revenues consisted of $310,003 in interest earned from investments in mortgage loans and $129 in other income. The increase in revenue during the three months ended March 31, 2005 from the three months ended March 31, 2004 resulted from the interest earned on the additional mortgage loan investments in our mortgage loan portfolio.

During the three months ended March 31, 2005, we incurred expenses of $209,861, compared to $34,615 during the three months ended March 31, 2004. During the three months ended March 31, 2005, we paid management fees to our manager in the amount of $209,861, as opposed to $34,574 in the three months ended March 31, 2004. The increase in expenses during the three months ended March 31, 2005 from the three months ended March 31, 2004 reflects the additional management fees incurred as a result of a larger mortgage loan portfolio.

During the three months ended March 31, 2005 and 2004, we generated a net income of $1,315,775 and $275,517, respectively. The increase in net income during the three months ended March 31, 2005 from the three months ended March 31, 2004 reflects the $1,215,504 increase in revenues offset by the $175,246 increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our principal capital resources have been the payment of our offering and administrative expenses by our manager and the proceeds from our registered offering of membership units. Our manager has paid and will continue to pay the registration and organization costs we incur, including accounting, legal and administrative expenses and fees. Prior to satisfying the minimum offering amount for our registered offering and breaking escrow, these deferred costs were recorded as capital contributions during the respective periods they were incurred. With respect to our registered offering, as of March 31, 2005, we have issued, net of redemptions and including reinvestments, 11,749.7180 units, representing a capitalization of $58,748,590. As of March 31, 2005, we have redeemed 786.5249 units.

At March 31, 2005, we held $3,430,891 of cash, compared to $4,002,283 of cash held as of December 31, 2004. The $571,392 decrease in cash resulted primarily from the additional investments in mortgage loans offset, in part, by the increase in interest received and the additional proceeds received from the sale of our units in our registered offering. Although a substantial portion of our assets may be classified as current assets, i.e., assets convertible into cash within 12 months, our current assets consist primarily of our investments in mortgage loans that mature within 12 months. As a result, although we maintain positive working capital, the working capital concept may not be particularly meaningful as it relates to our operations. As of March 31, 2005, our members’ equity was $59,249,246, compared to $50,675,787 as of December 31, 2004. The increase in members’ equity during the three months ended March 31, 2005 resulted primarily from the additional investments in mortgage made with the proceeds received from our registered offering of units.

During the three months ended March 31, 2005 and 2004, our operating activities provided net cash of $1,380,023 and $199,357, respectively. During the three months ended March 31, 2005, the interest received form our mortgage loan investments of $1,433,286 was offset by the cash paid for management fees of $53,300. During the three months ended March 31, 2004, the interest received from our mortgage loan investments of $201,989 was offset by the cash paid for management fees of $2,500 and the cash paid to vendors of $41.

During the three months ended March 31, 2005 and 2004, our investing activities used net cash of $9,209,098 and $5,566,928, respectively. During the three months ended March 31, 2005, we invested in mortgage loans in the aggregate amount of $12,772,429, while we invested in mortgage loans in the aggregate amount of $5,724,991 in the three months ended March 31, 2004. We will continue to invest in mortgage loans as we continue to raise funds through our registered offering of units.

During the three months ended March 31, 2005 and 2004, our financing activities provided net cash of $7,257,683 and $5,758,117, respectively. During the three months ended March 31, 2005 and 2004, we received proceeds of $8,515,000 and $5,875,000, respectively, from our registered offering of units. During the same periods, we issued distributions, net of reinvestments, of $886,425 and $106,580, respectively, and redeemed $370,892 and $10,303, respectively, in membership units. The net cash provided by financing activities for the three months ended March 31, 2005 reflects proceeds from our offering of membership units, less distributions to members and member redemptions.

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

Risks Related to an Investment in USA Capital First Trust Deed Fund, LLC

We were organized as a Nevada limited-liability company on February 16, 2001, and we have a limited operating history. Further, since our manager has only been organized since January 18, 2001, our manager has a limited operating history as well. In terms of selecting mortgage loan investments, our manager relies upon certain investment objectives and policies that may result in the investment in mortgage loans that underperform due to inadequate loan-to-value ratios, lack of understanding of local real estate markets in other areas, lack of mortgage insurance, properties that are difficult to determine appropriate value, such as leasehold interests, or inadequate loan diversification within our loan portfolio. Investors must rely on our manager to comply with our investment guidelines, which our manager may revise or waive for a particular mortgage loan investment without approval of members. Further, notwithstanding our investment criteria, since our most of our mortgage loan investments require payments of interest only during the loan term and a large “balloon” payment of principal at the end of the loan term, we risk that the borrower will not be able to make such payment and default on the loan.

With respect to our management, we rely entirely on our manager USA Capital Realty Advisors, LLC, which is managed by USA Investment Partners, LLC, which is managed by Joseph D. Milanowski, for the day-to-day management of our business and the selection of our loans. In fact, our manager has the ability to revise our investment policies and strategies without the prior approval of investors. Further, since our manager and its affiliates will receive substantial fees in performing services in our registered offering and in conducting our operations, our manager will face conflicts of interest that may adversely impact our financial results. These conflicts of interest include the compensation payable to our manager and its affiliates without the benefit of arm’s-length negotiation and the ability of our manager and its affiliates to devote time to other business affairs. Finally, the Nevada Revised Statutes and our operating agreement strictly limit the personal liability of our manager and its management team for decisions made and actions taken by it on our behalf.

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

Certain statements contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, codified at Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by the use of terminology such as “believe,” “may,” “will,” “expect,” “anticipate,” “intend,” “designed,” “estimate,” “should” or “continue” or the negatives thereof or other variations thereon or comparable terminology. Such forward-looking statements involve known or unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: changes in interest rates; changes in the real estate development market; changes in general economic and business conditions; availability of suitable investments; and other factors detailed from time to time in the our reports filed with the Securities and Exchange Commission.

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

In addition, as of March 31, 2005, we have not entered into any lines of credit, credit facilities or other loan agreements, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the three months ended March 31, 2005. This evaluation was done with the participation of our manager and its management team.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Through our Registration Statement on Form S-11 (File No. 333-120102), we registered an aggregate of 27,000 membership units at a purchase price of $5,000 per membership unit for an aggregate offering amount of $135,000,000. Of the 27,000 membership units, we registered 8,000 Class A membership units, 7,000 Class B membership units and 12,000 Class C membership units, where such units differ only with respect to the relevant holding periods for the units and the relative preferred returns applicable to the units. Pursuant to this offering, investors are required to purchase a minimum of two units, for $10,000 and cannot purchase fractional units. The offering includes units issued under our distribution reinvestment plan. Our current offering is substantially similar to our prior offering, the registration for which expired on November 8, 2004.

As of March 31, 2005, we have issued, net of redemptions and including reinvestments, 11,739.7180 units representing a capitalization of $58,698,590, where such units consist of 3,806.7011 Class A Units, 1,953.8605 Class B Units and 5,979.1564 Class C Units. Of our outstanding units, we issued 45.8787 of Class A Units, 27.8941 of Class B Units and 168.6632 of Class C Units through our reinvestment program, and redeemed 318.1776 Class A Units, 299.6841 Class B Unit and 98.0298 Class C Units.

Through the proceeds from our current registered offering, our previous registered offering and other sources such as loan payoffs and interest payments, as of March 31, 2005, we have mortgage loan investments of $55,084,793, cash and cash equivalents of $3,430,891 and interest and other receivables of $576,192.

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

By:	USA CAPITAL REALTY ADVISORS, LLC
Its:	Manager

By:	/s/ Joseph D. Milanowski	May 23, 2005
	Joseph D. Milanowski*	Date
Its:	Manager

*	Joseph D. Milanowski executes this report as the principal executive officer and principal financial officer of the registrant.