Form 10-Q
period 2005-06-30
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2005-08-22
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

- i -

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Balance Sheets

	(Unaudited) June 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$825,001	$4,002,283
Investments in mortgage loans, net of allowance for loan losses of $560,000 and $500,000 respectively	62,512,714	45,875,697
Other real estate held for sale	1,568,939	—
Unsecured advance to affiliate	160,000	560,000
Interest receivable	636,208	484,045

Total current assets	$65,702,862	$50,922,025

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$—	$169
Management fee payable	216,276	—
Due to affiliate	246,069	246,069

Total current liabilities	462,345	246,238
Commitments and contingencies	—	—
Members’ equity	65,240,517	50,675,787

	$65,702,862	$50,922,025

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Operations

(Unaudited)

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004
Revenues:
Interest income from investments in mortgage loans	$3,269,441	$697,828	$1,744,009	$387,825
Other income	2,867	129	2,663	—

	3,272,308	697,957	1,746,672	387,825

Expenses:
Management fees to Manager	336,348	88,280	126,487	53,706
Provision for loan losses	60,000	—	60,000	—
Expense related to real estate held for sale	3,600	—	3,600	—
Other	—	27	—	—

	399,948	88,307	190,087	53,706

Net income	$2,872,360	$609,650	$1,556,585	$334,119

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Interest received	$3,119,941	$582,848
Cash paid for management fees	(120,072)	(22,500)
Cash paid to vendors	(3,565)	(27)

Net cash provided by operating activities	2,996,304	560,321
Cash flows from investing activities:
Investments in mortgage loans	(29,265,771)	(13,625,991)
Proceeds from sale of mortgage loans	85,000	—
Proceeds from loan payoff	10,914,813	1,795,294
Mortgage loans purchased and held for sale	—	—

Net cash (used in) investing activities	(18,265,958)	(11,830,697)
Cash flows from financing activities:
Proceeds from issuance of membership units	14,441,453	12,595,000
Members’ redemptions	(834,686)	(15,303)
Member distributions, net of reinvestments	(1,914,540)	(297,092)
Repayment from (advances to) affiliate	400,000	—

Net cash provided by financing activities	12,092,227	12,282,605
Increase (decrease) in cash	(3,177,427)	1,012,229
Cash, beginning of period	4,002,428	500,758

Cash, end of period	$825,001	$1,512,987

The following is a reconciliation of net income to net cash provided by operations:
Net income	$2,872,360	$609,649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase (decrease) in loan loss provision	60,000	—
Increase (decrease) in interest receivable	(152,163)	(115,109)
Increase (decrease) in management fee payable	216,276	65,780
Increase (decrease) in accounts payable and accrued expenses	(169)	—

Net cash provided by operating activities	$2,996,304	$560,320

See Notes to Financial Statements

	Six Months Ended June 30,
	2005	2004
Supplemental schedule of non-cash activities:
Real estate held for sale acquired through foreclosure	$1,568,939	$—

Reinvestment of members’ distributions	$945,445	$223,703

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the USA Capital First Trust Deed Fund, LLC’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2005.

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

Note 2. Financial instruments and concentration of credit risk

Financial instruments with concentration of credit risk include cash and loans secured by first trust deeds.

At June 30, 2005, approximately 60% of the Fund’s total portfolio value was invested in mortgage loans that were secured by real property located in either Arizona, California or Texas. (See Note 3.) As a result of this geographical concentration of collateral for the Fund’s mortgage loans, a downturn in the local real estate markets in Arizona, California and/or Texas could have a material adverse effect on the Fund.

At June 30, 2005, approximately 28% of the Fund’s portfolio (approximately $18 million) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loans through foreclosure could have a material adverse effect on the Fund.

Additionally, at June 30, 2005, approximately 31% of the Fund’s total portfolio value was in loans to three borrowers. Because the Fund has a significant concentration of credit risk with these three borrowers, a default by any of these borrowers could have a material adverse effect on the Fund.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 3. Investment in mortgage loans

Investments in mortgage loans at June 30, 2005, consists of:

Loan type by mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	12	$10,431,795	12.90%	16.50%
Bridge	11	17,564,444	12.80%	27.80%
Construction	5	3,942,390	12.00%	6.30%
Development	7	22,257,585	12.30%	35.30%
Acquisition and development	8	8,876,500	12.70%	14.10%

	43	63,072,714	12.54%	100.00%
Less allowance for loan losses		(560,000)

		$62,512,714

Loan type by real property	Number of loans	Balance		Portfolio percentage
Residential	10	$11,959,218		19.00%
Commercial	10	9,204,890		14.60%
Mixed use	3	11,512,585		18.30%
Unimproved land	20	30,396,021		48.20%

	43	63,072,714		100.00%
Less allowance for loan losses		(560,000)

		$62,512,714

Investments in mortgage loans at December 31, 2004 consists of:
Loan type by mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	12	$9,146,603	13.53%	19.72%
Bridge	9	17,596,167	12.98%	37.94%
Construction	5	3,986,333	12.31%	8.60%
Development	5	10,646,594	12.52%	22.96%
Acquisition and development	2	5,000,000	12.95%	10.78%

	33	46,375,697	12.86%	100.00%
Less allowance for loan losses		(500,000)

		$45,875,697

Loan type by real property	Number of loans	Balance		Portfolio percentage
Residential	3	$1,704,084		3.67%
Commercial	10	9,900,833		21.35%
Mixed use	3	8,846,594		19.08%
Unimproved land	17	25,924,186		55.90%

	33	46,375,697		100.00%
Less allowance for loan losses		(500,000)

		$45,875,697

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 3. Investment in mortgage loans – continued

The following is a schedule by geographic location of investment in mortgage loans as of June 30, 2005 and December 31, 2004:

	June 30, 2005			December 31, 2004
	Number of loans	Balance	Portfolio percentage	Number of loans	Balance	Portfolio percentage
Arizona	4	$9,586,063	15.20%	3	$6,575,000	14.18%
California	13	14,671,249	23.26%	14	15,548,186	33.53%
Florida	6	7,412,793	11.75%	4	6,938,584	14.96%
Illinois	1	5,251,503	8.33%	1	4,476,594	9.65%
Massachusetts	1	15,000	0.02%	—	—	0.00%
Michigan	1	475,000	0.75%	1	295,000	0.64%
Nevada	4	4,177,446	6.62%	3	656,000	1.41%
New Mexico	2	3,009,660	4.77%	3	3,245,833	7.00%
New York	1	890,000	1.41%	—	—	0.00%
Ohio	1	3,050,000	4.84%	—	—	0.00%
Texas	9	14,534,000	23.04%	4	8,640,500	18.63%

	43	63,072,714	100.00%	33	46,375,697	100.00%
Less allowance for loan losses		(560,000)			(500,000)

		$62,512,714			$45,875,697

The following is a schedule of contractual maturities of investments in mortgage loans as of June 30, 2005:

2005	$46,051,212
2006	17,021,500

64,641,651
Less allowance for loan losses	(560,000)

$62,512,714

This does not necessarily indicate when the investments in mortgage loans will be realized in cash, as loans may be extended, become delinquent or be foreclosed upon during the normal course of operations.

At December 31, 2004, the Fund had one loan that was non-performing (more than 120 days past due on interest payments or past due on principal) totaling approximately $4.7 million. The Fund started foreclosure proceedings in December 2004. The first collateralized property was foreclosed on and subsequently sold in July 2005 to a third party. (See note 5.) The second collorateralized property was scheduled for foreclosure sale in May 2005, but prior to the sale, the borrower put the entity into bankruptcy. The Manager is pursuing appropriate remedies on behalf of the Fund in bankruptcy court.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 4. Management fees and related party transactions

The operating agreement provides for a management fee to USA Capital Reality Advisors, LLC (the “Manager”) based on one and one-half percent annually of net assets. For the three months ended June 30, 2005, the Fund incurred management fees of approximately $ 226,000, of which management fees totaling $100,000 were waived by the Manager.

During the three month period ended June 30, 2005, the Manager paid approximately $54,000 in legal and accounting expenses on behalf of the Fund.

USA Securities, LLC, a company related by common control, raised 78% of the Fund’s membership units totaling approximately $4,606,000 for the three months ended June 30, 2005. The Manager paid the commission fees associated with raising of the funds.

During the three month period ended June 30, 2005, the Fund purchased approximately $3.94 million in mortgage loans from USA Capital Diversified Trust Deed Fund, LLC (“Diversified”), a company related by common management. These transactions were recorded at the original principal balances and, accordingly, no gain or loss was recognized.

At June 30, 2005 the Fund had approximately $195,000 invested in mortgage loans with Wasco Investments, LLC, a company that has common ownership and significant joint investments with Tanamera Resort Partners, LLC, (“Tanamera”) an affiliate of the Manager.

At June 30, 2005 the Fund had approximately $314,000 invested in mortgage loans with Castaic Partners, a company that has common ownership and significant joint investments with Tanamera.

At June 30, 2005, the Fund had approximately $4,955,000 invested in mortgage loans with Homes for America Holdings, LLC, a company with joint investments with Tanamera.

At June 30, 2005, the Fund had approximately $200,000 and $3,009,000 invested in mortgage loans with Fiesta Development, LLC, and Interstate Commerce, LLC., respectively, companies with joint investments with USA Investment Partners, LLC, an affiliate of the Manager.

Note 5. Other real estate held for sale

During the six months ended June 30, 2005 and the year ended December 31, 2004 the Fund held properties with a total carrying value of approximately $1.5 million and $0, respectively, which were acquired through foreclosure and recorded as investments in other real estate held for sale. This property was subsequently sold in July 2005 to a third party. In order to maintain and enhance the marketability and value of real estate acquired through foreclosure during 2005 the Manager advanced additional funds to support such properties amounting to approximately $3,600.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 6. Unsecured advance to affiliate

The Fund purchased entire or fractional interests in acquisition, development, construction and bridge loans secured by first deeds of trust on undeveloped land, residential and commercial developments from Diversified, an affiliate related by common management. In July 2004, the Fund’s manager had permitted Diversified to retain the amount collected on its investment in mortgage loan that was assigned to the Fund. The amount, including 12% interest and is reflected in the account unsecured advance to affiliate. At June 30, 2005, the balance of the unsecured advance which includes accrued interest was approximately $199,000.

USA CAPITAL REALTY ADVISORS, LLC

Balance Sheets

	(Unaudited) June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash	$59,451	$58,779
Management fee receivable from affiliate	543,447	263,292
Prepaid expense	2,142	14,429

Total current assets	605,040	336,500
Other assets:
Investments in affiliates	195,751	197,751

Total assets	$802,791	$534,251

LIABILITIES AND MEMBERS’ (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$33,570	$184,031
Due to affiliates	865,164	876,514

Total current liabilities	898,734	1,060,545
Members’ (deficit)	(95,943)	(526,294)

	$802,791	$534,251

See Notes to Balance Sheets

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheets

Note 1. Financial statement presentation

The financial statements of USA Capital Realty Advisors, LLC (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes of the Company contained in the Annual Report on Form 10-K of USA Capital First Trust Deed Fund, LLC for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2005.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

Note 2. Investments in related companies

Investments are recorded on the equity method and consist of:

	Member interest in
	USA Capital Diversified Trust Deed Fund, LLC	USA Capital First Trust Deed Fund, LLC	Tanamera Apartments, LLC	USA Capital High Income Real Estate Lending Fund, LLC	Total
Balance December 31, 2004	$42,922	$54,829	$50,000	$50,000	$197,751
Contributions	—	—	—	—	—
Distributions	(3,098)	—	—	—	(3,098)
Interest in earnings	3,098	—	—	—	3,098

Balance June 30, 2005	$42,992	$54,829	$50,000	$50,000	$197,751

Note 3. Related party transactions

The Company owns units in and/or serves as manager for USA Capital Diversified Trust Deed Fund, LLC, USA Capital First Trust Deed Fund, LLC, Tanamera Apartments, LLC and USA Capital High Income Real Estate Lending Fund, LLC. The USA Capital High Income Real Estate Lending Fund, LLC is not active and has no operating activities.

USA Capital Diversified Trust Deed Fund, LLC is a Nevada limited liability company that makes or purchases entire or fractional interests in acquisition, development, construction, bridge or interim loans secured by deeds of trust on undeveloped land and residential and commercial developments located primarily in the United States. During the three months ended June 30, 2005, the Company recorded

USA CAPITAL REALTY ADVISORS, LLC

Notes to Balance Sheets (continued)

Note 3. Related party transactions-continued

approximately $ 403,000 as compensation for its management services from USA Capital Diversified Trust Deed Fund, LLC. At June 30, 2005, the Company has approximately $ 327,000 of unpaid management fees due from USA Capital Diversified Trust Deed Fund, LLC, which is included in the management fee receivable from affiliates. Additionally, during the three month period ended June 30, 2005 the Company recorded approximately $4,800 in legal and accounting expenses on behalf of USA Capital Diversified Trust Deed Fund, LLC.

USA Capital First Trust Deed Fund, LLC is a Nevada limited liability company that makes investments or purchases fractional interests in acquisition, development, construction, bridge or interim loans secured by first deeds of trust on undeveloped land, residential and commercial developments located in the United States of America. During the three months ended June 30, 2005, the Company earned approximately $ 226,000 as compensation for its management services, and waived management fees due from USA Capital First Trust Deed Fund, LLC in the amount of $100,000.

At June 30, 2005, the Company had approximately $ 216,000 of unpaid management fees due from USA Capital First Trust Deed Fund, LLC, which is included in the management fee receivable from affiliates. Additionally, during the three month period ended June 30, 2005 the Company recorded approximately $54,000 in legal and accounting expenses on behalf of USA Capital First Trust Deed Fund, LLC.

USA Securities, LLC, a Nevada limited liability company related to the Company by common control is a member of the National Association of Securities Dealers, Inc. and conducts limited securities business in Nevada and several other states. During the three months ended June 30, 2005, commissions of approximately $137,000 were incurred by USA Securities, LLC for raising funds of which approximately $457,000 cumulative balance is unpaid and is reflected in the account due to affiliates.

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

Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by regulatory authorities; competition we face or may face in the future; our ability to continue to raise proceeds from our offering of membership units; our ability to identify investments; the risk of default by our borrowers; our dependence on key employees; potential fluctuations in our quarterly results; general economic and business conditions and other factors detailed from time to time in our reports filed with the Unites States Securities and Exchange Commission (the “SEC”).

OVERVIEW

We were organized on February 16, 2001. As of July 31, 2005, we issued, net of redemptions and including reinvestments, 13,287.3248 units representing a capitalization of $66,436,624. The proceeds from the sale of these membership units have primarily been used to purchase fractional interests in or to otherwise invest in mortgage loans in the United States. Although we may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States, we have only invested in loans secured by real property located in the United States. USA Capital Realty Advisors, LLC, our manager, has and will continue to select mortgage loans for us, and assist us by obtaining, processing and managing these loans.

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

Allowances for Loan Losses. When deemed necessary, we set an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions. Actual losses on loans will be recorded as a charge-off or reduction of the loan loss reserve. Subsequent recoveries of loan amounts previously charges off will be recorded as an increase to the loan loss reserve.

Fair Value of Financial Instruments. The carrying amounts of cash, interest receivables, prepaid expenses and other current assets due from affiliates, accounts payable and accrued expenses and amounts due the manager will approximate fair value due to their short maturities. The carrying value of investments in mortgage loans, net of the allowance for the loan losses, will approximate fair value, which should be estimated based upon the projected cash flows discounted at the estimated current rates at which similar loans with similar collateral would be made.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 and 2004

During the six months ended June 30, 2005, we generated revenues of $3,272,308, compared to $697,957 during the six months ended June 30, 2004. During the six months ended June 30, 2005, our revenue consisted of $3,269,441 in interest earned from investments in mortgage loans and $2,867 in other income. We deducted an allowance for loan losses from the amount of our investments in mortgage loans in the amounts of $560,000 and $500,000, for the six months ended June 30, 2005 and the year ended December 31, 2005, respectively. For the six months ended June 30, 2005, other income consisted primarily of early redemption fees paid by investors withdrawing from the Fund prior to the expiration of their applicable holding period. During the six months ended June 30, 2004, our revenues consisted of $697,828 in interest earned from investments in mortgage loans and $129 in other income. The increase in revenue during the six months ended June 30, 2005 from the six months ended June 30, 2004 resulted from the interest earned on the additional mortgage loan investments in our mortgage loan portfolio.

During the six months ended June 30, 2005, we incurred expenses of $399,948, compared to $88,307 during the six months ended June 30, 2004. During the six months ended June 30, 2005, we incurred management fees to our manager in the amount of $336,348, as opposed to $88,280 in the six months ended June 30, 2004. During the six months ended June 30, 2005 we also incurred $60,000 in provision for loan loses and $3,600 in expenses related to real estate held for sale. The increase in expenses during the six months ended June 30, 2005 from the six months ended June 30, 2004 reflects the additional management fees incurred as a result of a larger mortgage loan portfolio.

The average interest rate on our mortgage loans decreased slightly as of June 30, 2005, as compared to, to 12.54% down from 12.86%. This decrease is due to a change in the mix of mortgage loans.

During the six months ended June 30, 2005 and 2004, we generated a net income of $2,872,360 and $609,650, respectively. The increase in net income during the six months ended June 30, 2005 from the six months ended June 30, 2004 reflects the $2,574,351 increase in revenues offset by the $247,837 increase in expenses, and is primarily due to the expansion of our loan portfolio.

Three Months Ended June 30, 2005 and 2004

During the three months ended June 30, 2005, we generated revenues of $1,744,672, compared to $387,825 during the three months ended June 30, 2004. During the three months ended June 30, 2005, our revenue consisted of $1,744,009 in interest earned from investments in mortgage loans and $2,663 in other income. For the three months ended June 30, 2005, other income consisted primarily of early redemption fees paid by investors withdrawing from the Fund prior to the expiration of their applicable holding period. All revenue for the three months ended June 30, 2004 was interest earned from investments in mortgage loans.

During the three months ended June 30, 2005, we incurred expenses of $190,087, compared to $53,706 during the three months ended June 30, 2004. For the three months ended June 30, 2005, we incurred $126,487 in management fees to our Manager, $60,000 in provision for loan loss and $3,600 in expense related to real estate held for sale. All expenses for the three Months ended June 30, 2004 were management fees to Manager. The increase in expenses during the three months ended June 30, 2005 from the three months ended June 30, 2004 reflects the additional management fees incurred as a result of a larger mortgage loan portfolio.

During the three months ended June 30, 2005 and 2004, we generated a net income of $1,556,585 and $334,119, respectively. The increase in net income during the three months ended June 30, 2005 from the three months ended June 30, 2004 reflects the $1,358,847 increase in revenues offset by the $136,381 increase in expenses.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our principal operating resource has been the payment of many regulatory and administrative expenses by our manager, and our principal capital resource has been the proceeds from our registered offering of membership units. Although not required to, to date our manager has paid most of our operational and regulatory expenses, including accounting, legal and administrative expenses and fees. With respect to our registered offering, as of June 30, 2005, we have issued, net of redemptions and including reinvestments, 13,287.3248 units, representing a capitalization of $66,436,624. As of June 30, 2005, we have redeemed 741.6028 units.

At June 30, 2005, we held $825,001 of cash, compared to $4,002,283 of cash held as of December 31, 2004. The $3,177,282 decrease in cash resulted primarily from the additional investments in mortgage loans offset, in part, by the increase in interest received and the additional proceeds received from the sale of our units in our registered offering. Our current assets consist primarily of our investments in mortgage loans which mature within 12 months. As a result, although we maintain positive working capital, the working capital concept may not be particularly meaningful as it relates to our operations. As of June 30, 2005, our members’ equity was $65,702,862, compared to $50,922,025 as of December 31, 2004. The increase in members’ equity during the six months ended June 30, 2005 resulted primarily from the proceeds of the registered offering of our units.

During the six months ended June 30, 2005 and 2004, our operating activities provided net cash of $2,996,304 and $560,321, respectively. During the six months ended June 30, 2005, the interest received from our mortgage loan investments of $3,119,941 was offset by the cash paid for management fees of $120,072 and the cash paid to vendors of $3,565. During the six months ended June 30, 2004, the interest received from our mortgage loan investments of $582,848 was offset by the cash paid for management fees of $22,550 and the cash paid to vendors of $27.

During the six months ended June 30, 2005 and 2004, our investing activities used net cash of $18,265,958 and $11,830,697, respectively. During the six months ended June 30, 2005, we invested in mortgage loans in the aggregate amount of $29,265,771, while we invested in mortgage loans in the aggregate amount of $13,625,991 in the six months ended June 30, 2004. During the six months ended June 30, 2005 we received proceeds from the sale of mortgage loans in the amount of $85,000. During the six months ended June 30, 2005 and 2004 we received proceeds from loan payoffs in the amount of $10,914,813 and $1,795,294, respectively. This increase in loan payoffs is due to our maturity, as many of the loans we had invested in the past few years have come to term, and also due to the overall increase in our loan portfolio. We will continue to invest in mortgage loans as we continue to raise funds through our registered offering of units.

During the six months ended June 30, 2005 and 2004, our financing activities provided net cash of $12,092,227 and $12,282,605, respectively. During the six months ended June 30, 2005 and 2004, we received proceeds of $14,441,453 and $12,595,000, respectively, from our registered offering of units. During the same periods, we issued distributions, net of reinvestments, of $1,914,540 and $297,092, respectively, and redeemed $834,686 and $15,303, respectively, in membership units. The $2,859,841 aggregate distributions were paid during the six months ended June 30, 2005 against the $2,872,360 in net income, where $945,446 was reinvested in the Fund through our distribution reinvestment program. During the six months ended June 30, 2005, we also were repaid for advances to affiliate in the amount of $400,000. The net cash provided by financing activities for the six months ended June 30, 2005 reflects proceeds from our offering of membership units, less distributions to members and member redemptions.

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

Risks Related to an Investment in USA Capital First Trust Deed Fund, LLC

We were organized as a Nevada limited-liability company on February 16, 2001. Our manager has been organized since January 18, 2001. In terms of selecting mortgage loan investments, our manager relies upon certain investment objectives and policies that may result in the investment in mortgage loans that underperform due to inadequate loan-to-value ratios, lack of understanding of local real estate markets in other areas, lack of mortgage insurance, properties that are difficult to determine appropriate value, such as leasehold interests, or inadequate loan diversification within our loan portfolio. Investors must rely on our manager to comply with our investment guidelines, which our manager may revise or waive for a particular mortgage loan investment without approval of members. Further, notwithstanding our investment criteria, since our most of our mortgage loan investments require payments of interest only during the loan term and a large “balloon” payment of principal at the end of the loan term, we risk that the borrower will not be able to make such payment and default on the loan.

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

Risks Related to SEC Investigation

In February 2005 the SEC commenced a regulatory examination of the operations of USA Securities, LLC (“USA Securities”), the principal placement agent for the Fund’s public offering of its membership units. As a result of the examination, by letter to USA Securities dated July 1, 2005, the SEC advised USA Securities of the need for certain revisions to its practices and procedures concerning record keeping, retrieval of records and supervisory systems. In addition, the SEC advised USA Securities that the SEC was reviewing other related matters, including possible violations of the antifraud, registration, reporting, transfer agent, broker-dealer and other provisions of federal securities laws by the Fund and certain affiliates of the Fund. By letter dated July 28, 2005, the SEC requested that USA Securities, USA Capital Realty Advisors, LLC, our manager, and USA Commercial Mortgage Company, a company related to us by common ownership, preserve and retain, until further notice, all documents and electronic data, in their possession. USA Securities is currently addressing the document retention and supervisory issues described above, and USA Securities, the Fund and their affiliates intend to cooperate in any further inquiries by the SEC.

Any action by the SEC to impose or seek sanctions against the Fund, or any of its affiliates in connection with this matter could have a significant negative impact on the Fund’s operations.

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

In addition, as of June 30, 2005, we have not entered into any lines of credit, credit facilities or other loan agreements, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

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

Conclusions

Subject to the limitations noted above, and based on the number of loans in our portfolio, we believe our disclosure controls and procedures are adequate to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In February 2005 the SEC commenced a regulatory examination of the operations of USA Securities, the principal placement agent for the Fund’s public offering of its membership units. As a result of the examination, by letter to USA Securities dated July 1, 2005, the SEC advised USA Securities of the need for certain revisions to its practices and procedures concerning record keeping, retrieval of records and supervisory systems. In addition, the SEC advised USA Securities that the SEC was reviewing other related matters, including possible violations of the antifraud, registration, reporting, transfer agent, broker-dealer and other provisions of federal securities laws by the Fund and certain affiliates of the Fund. By letter dated July 28, 2005, the SEC requested that USA Securities, USA Capital Realty Advisors, LLC, our manager, and USA Commercial Mortgage Company, a company related to us by common ownership, preserve and retain, until further notice, all documents and electronic data, in their possession. USA Securities is currently addressing the document retention and supervisory issues described above, and USA Securities, the Fund and their affiliates intend to cooperate in any further inquiries by the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reports the redemptions of units made by USA Capital First Trust Deed Fund in the three months ended June 30, 2005:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchase as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	Class A 57.890 Class B 12.000 Class C 32.315 Total 102.205	$5,000	Class A 57.890 Class B 12.000 Class C 32.315 Total 102.205	Subject to our Manager’s approval and restrictions in the Fund’s operating agreement, all investors may redeem their units.

May 1, 2005 to May 31, 2005	Class A 54.267 Class B 2.106 Class C 0.000 Total 56.373	$5,000	Class A 54.267 Class B 2.106 Class C 0.000 Total 56.373	Subject to our Manager’s approval and restrictions in the Fund’s operating agreement, all investors may redeem their units.

June 1, 2005 to June 30, 2005	Class A 4.109 Class B 4. 018 Class C 4.200 Total 12.327	$5,000	Class A 4.109 Class B 4. 018 Class C 4.200 Total 12.327	Subject to our Manager’s approval and restrictions in the Fund’s operating agreement, all investors may redeem their units.

Total	Total 170.905	$5,000	Total 170.905

[1]

All redemption are made pursuant to the Fund’s ongoing program, which allows investors to redeem their units only if the Fund’s manager approves such redemption. Redemptions are further limited by the terms of the Fund’s operating agreement, including an aggregate redemption limit of ten percent

(10%) per year. Further, if a member desires to redeem units other than at the end of such investor’s holding period, such investor must pay an early redemption fee equal to 5% of their original investment amount, where 75% of such early redemption fee is paid to our manager and 25% of such early redemption fee is paid to the Fund.

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

By:	USA CAPITAL REALTY ADVISORS, LLC
Its:	Manager

	By:	/s/ Joseph D. Milanowski	August 22, 2005
		Joseph D. Milanowski*	Date
	Its:	Manager

*	Joseph D. Milanowski executes this report as the principal executive officer and principal financial officer of the registrant.