Form 10-Q
period 2005-09-30
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2005-11-15
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐ No  ☒

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. YES ☐ NO ☒

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

– i –

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Balance Sheets

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS

Cash and cash equivalents	$9,836,528	$4,002,283
Investments in mortgage loans, net of allowance for loan losses of $560,000 and $500,000 respectively	59,175,229	45,875,697
Unsecured advance to affiliate	160,000	560,000
Interest and other receivable	616,001	484,045

	$69,787,758	$50,922,025

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$—	$169
Management fee payable	311,116	—
Due to affiliate	246,069	246,069

	557,185	246,238
Commitments and contingencies	—	—

Members’ equity	69,230,573	50,675,787

	$69,787,758	$50,922,025

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Operations

(Unaudited)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004
Revenues:
Interest income from investments in mortgage loans	$5,181,722	$1,510,811	$1,912,281	$812,983
Other income	4,509	6,789	1,642	6,660

	5,186,231	1,517,600	1,913,923	819,643

Expenses:
Management fees to Manager	556,167	197,209	219,818	108,929
Provision for loan losses	60,000	—	—	—
Expense related to real estate held for sale	6,100	—	2,500	—
Other	—	27	—	—

	622,267	197,236	222,318	108,929

Net income	$4,563,964	$1,320,364	$1,691,605	$710,714

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Interest received	$5,054,071	$1,221,758
Cash paid for management fee	(245,051)	(122,701)
Cash paid to vendors	(6,065)	(27)

Net cash provided by operating activities	4,802,955	1,099,030

Cash flows from investing activities:
Purchase of investments in mortgage loans	(41,553,950)	(38,121,057)
Proceeds from sale of mortgage loans	1,185,000	—
Proceeds from loan payoff	25,440,478	8,814,158
Mortgage loans purchased and held for sale	1,568,939	—

Net cash (used in) investing activities	(13,359,533)	(29,306,899)

Cash flows from financing activities:
Proceeds from issuance of membership units	18,411,453	29,745,000
Members’ redemptions	(1,320,194)	(309,621)
Member distributions, net of reinvestments	(3,100,436)	(677,802)
Repayment from affiliate	400,000	—

Net cash provided by financing activities	14,390,823	28,757,577

Increase in cash	5,834,245	549,708

Cash, beginning of period	4,002,283	500,758

Cash, end of period	$9,836,528	$1,050,466

The following is a reconciliation of net income to net cash provided by operations:

Net income	$4,563,964	$1,320,364
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (Decrease) in loan loss provision	60,000	—
(Increase) Decrease in interest receivable	(131,956)	(295,842)
Increase (Decrease) in management fee payable	311,116	74,508
Increase (Decrease) in accounts payable and accrued expenses	(169)	—

Net cash provided by operating activities	$4,802,955	$1,099,030

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Supplemental schedule of non-cash activities:
Real estate held for sale acquired through foreclosure	$—	$—

Reinvestment of members’ distributions	$1,445,568	$223,703

See Notes to Financial Statements

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements

Note 1. Financial statement presentation

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the USA Capital First Trust Deed Fund, LLC (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 15, 2005.

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

At September 30, 2005, approximately 44 % of the Company’s total portfolio value was invested in mortgage loans that were secured by real property located in either Arizona or Texas. (See Note 3.) As a result of this geographical concentration of collateral for the Company’s mortgage loans, a downturn in the local real estate markets in Arizona and/or Texas could have a material adverse effect on the Company.

At September 30, 2005, approximately 29 % of the Company’s portfolio (approximately $17 million) was not supported with independent appraisals of the underlying collateral. In these cases, management utilized alternative methods to determine the sufficiency of the loan to value ratios, such as a broker’s opinion of value or other similar information. In the event of default, if management’s estimates of value are incorrect, the ability to recover the loans through foreclosure could have a material adverse effect on the Company.

Additionally, at September 30, 2005, approximately 34% of the Company’s total portfolio value was in loans to eight separate loans controlled by three different principals. Because the Company has a significant concentration of credit risk with these three borrowers, a default by any of these borrowers could have a material adverse effect on the Company.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 3. Investment in mortgage loans

Investments in mortgage loans at September 30, 2005, consist of:

Loan type by mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	14	$7,933,342	13.40%	13.30%
Bridge	11	15,540,652	12.80%	26.10%
Construction	8	7,434,249	12.40%	12.40%
Development	6	19,197,064	12.40%	32.10%
Acquisition and development	10	9,629,922	12.70%	16.10%

	49	59,735,229	12.74%	100.00%
Less allowance for loan losses		(560,000)

		$59,175,229

Loan type by real property	Number of loans	Balance		Portfolio percentage
Residential	14	$17,119,220		28.70%
Commercial	12	11,374,171		19.00%
Mixed use	3	4,195,060		7.00%
Unimproved land	20	27,046,778		45.30%

	49	59,735,229		100.00%
Less allowance for loan losses		(560,000)

		$59,175,229

Investments in mortgage loans at December 31, 2004 consists of:
Loan type by mortgage	Number of loans	Balance	Average interest rate	Portfolio percentage
Acquisition	12	$9,146,603	13.53%	19.72%
Bridge	9	17,596,167	12.98%	37.94%
Construction	5	3,986,333	12.31%	8.60%
Development	5	10,646,594	12.52%	22.96%
Acquisition and development	2	5,000,000	12.95%	10.78%

	33	46,375,697	12.86%	100.00%
Less allowance for loan losses		(500,000)

		$45,875,697

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 3. Investment in mortgage loans – continued

Loan type by real property	Number of loans	Balance	Portfolio percentage
Residential	3	$1,704,084	3.67%
Commercial	10	9,900,833	21.35%
Mixed use	3	8,846,594	19.08%
Unimproved land	17	25,924,186	55.90%

	33	46,375,697	100.00%
Less allowance for loan losses		(500,000)

		$45,875,697

The following is a schedule by geographic location of investment in mortgage loans as of September 30, 2005 and December 31, 2004:

	September 30, 2005			December 31, 2004
	Number of loans	Balance	Portfolio percentage	Number of loans	Balance	Portfolio percentage
Arizona	4	$12,336,065	20.70%	3	$6,575,000	14.18%
California	15	6,518,000	10.90%	14	15,548,186	33.53%
Florida	6	7,205,717	12.00%	4	6,938,584	14.96%
Idaho	1	1,900,000	3.20%	—	—	0.00%
Illinois	2	3,227,060	5.40%	1	4,476,594	9.65%
Indiana	1	855,000	1.40%	—	—	0.00%
Kansas	1	1,000,000	1.70%	—	—	0.00%
Massachusetts	1	156,000	0.30%	—	—	0.00%
Michigan	1	510,000	0.90%	1	295,000	0.64%
Nevada	4	4,329,513	7.20%	3	656,000	1.41%
New Mexico	2	2,076,452	3.50%	3	3,245,833	7.00%
New York	1	890,000	1.50%	—	—	0.00%
Ohio	1	4,675,000	7.80%	—	—	0.00%
Texas	9	14,056,422	23.50%	4	8,640,500	18.63%

	49	59,735,229	100.00%	33	46,375,697	100.00%
Less allowance for loan losses		(560,000)			(500,000)

		$59,175,229			$45,875,697

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 3. Investment in mortgage loans – continued

The following is a schedule of contractual maturities of investments in mortgage loans as of September 30, 2005:

2005	$23,215,480
2006	35,394,749
2007	1,125,000

59,735,229
Less allowance for loan losses	(560,000)

$59,175,229

This does not necessarily indicate when the investments in mortgage loans will be realized in cash, as loans may be extended, become delinquent or be foreclosed upon during the normal course of operations.

At December 31, 2004, the Company had one loan that was non-performing (more than 120 days past due on interest payments or past due on principal) totaling approximately $4.7 million. This loan was collateralized by two properties. The Company started foreclosure proceedings in December 2004. The first collateralized property was foreclosed on and subsequently sold in July 2005 to a third party. (See note 5.) The second collateralized property was scheduled for foreclosure sale in May 2005, but prior to the sale, the borrower put the entity into bankruptcy. USA Capital Realty Advisors, LLC (the “Manager”) is pursuing appropriate remedies on behalf of the Company in bankruptcy court.

Note 4. Management fees and related party transactions

The operating agreement provides for a management fee to the Manager equal to 1.5% annually of net assets. For the three months ended September 30, 2005, the Company accrued management fees payable of approximately $ 226,000.

During the three month period ended September 30, 2005, the Manager incurred approximately $55,000 and paid $16,000 in legal and accounting expenses on behalf of the Company.

USA Securities, LLC, a company related by common control, raised 85% of the Company’s membership units totaling approximately $3,355,000 for the three months ended September 30, 2005. The Manager paid the commission fees associated with raising the funds.

During the three month period ended September 30, 2005, the Company purchased approximately $4.4 million in mortgage loans from USA Capital Diversified Trust Deed Fund, LLC (“Diversified”), a company related by common management. These transactions were recorded at the original principal balances and, accordingly, no gain or loss was recognized.

At September 30, 2005, the Company had approximately $195,000 invested in mortgage loans with Wasco Investments, LLC, a company that has common ownership and significant joint investments with Tanamera Resort Partners, LLC (“Tanamera”), an affiliate of the Manager.

USA CAPITAL FIRST TRUST DEED FUND, LLC

Notes to Financial Statements (cont.)

Note 4. Management fees and related party transactions (continued)

At September 30, 2005, the Company had approximately $314,000 invested in mortgage loans with Castaic Partners, a company that has common ownership and significant joint investments with Tanamera.

At September 30, 2005, the Company had approximately $4,940,000 invested in mortgage loans with Homes for America Holdings, LLC, a company with joint investments with Tanamera.

At September 30, 2005, the Company had approximately $200,000 and $2,076,000 invested in mortgage loans with Fiesta Development, LLC and Interstate Commerce, LLC, respectively, companies with joint investments with USA Investment Partners, LLC, an affiliate of the Manager.

Note 5. Other real estate held for sale

At certain times during the six months ended September 30, 2005 and the year ended December 31, 2004 the Company held properties with a total carrying value of approximately $1.5 million and $0, respectively, which were acquired through foreclosure and recorded as investments in other real estate held for sale. This Company sold its real estate for sale in July of 2005 leaving a balance at September 30, 2005 of $0.

Note 6. Unsecured advance to affiliate

The Company purchased entire or fractional interests in acquisition, development, construction and bridge loans secured by first deeds of trust on undeveloped land, residential and commercial developments from Diversified, an affiliate related by common management. (See note 4.) In July 2004, the Company’s manager had permitted Diversified to retain the amount collected on its investment in mortgage loan that was assigned to the Company. The amount includes 12% interest and is reflected in the account unsecured advance to affiliate. At September 30, 2005, the balance of the unsecured advance, including accrued interest expense, was approximately $199,000.

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

Such factors include, but are not limited to, the following: strict regulation and changes in regulations imposed by regulatory authorities; competition we face or may face in the future; our ability to continue to raise proceeds from our offering of membership units; our ability to identify investments; the risk of default by our borrowers; our dependence on key employees; potential fluctuations in our quarterly results; ramifications of the current investigation by the United States Securities and Exchange Commission (“SEC”); general economic and business conditions and other factors detailed from time to time in our reports filed with the SEC.

Overview

We were organized on February 16, 2001. As of September 30, 2005, we issued, net of redemptions and including reinvestments, 13,865.0997 units representing a capitalization of $69,325,499. We suspended the sale of our membership units, including reinvestments, on September 2, 2005, and as of the date of this report, have not resumed our selling efforts. The proceeds from the sale of membership units have primarily been used to purchase fractional interests in or to otherwise invest in mortgage loans in the United States. Although we may also invest up to 10% of our loan portfolio in loans secured by real property located outside of the United States, as of the date of this report, we have only invested in loans secured by real property located within the United States. USA Capital Realty Advisors, LLC, our manager, has and will continue to select mortgage loans for us, and assist us by obtaining, processing and managing these loans.

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

Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our manager to make estimates and assumptions that will affect reported amounts of assets, liabilities and the disclosure of contingent liabilities. Due to the inherent uncertainty of such estimates, our actual results may differ and our estimates and assumptions may require revision in future periods. We will apply key accounting policies with respect to revenue recognition, the impairment of mortgage loans, the allowance for loan losses, the fair value of financial instruments, the lack of distinction between comprehensive income and net income and income taxes.

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

Allowances for Loan Losses. When deemed necessary, we set an allowance for possible credit losses on mortgage loans. Additions to the reserve are based on an assessment of certain factors including, but not limited to, estimated future losses on the loans and general economic conditions. Actual losses on loans will be recorded as a charge-off or reduction of the loan loss reserve. Subsequent recoveries of loan amounts previously charged off are recorded as an increase to the allowance or are included in income when the property is sold. (See also Methodologies for Determining Allowance for Loan Losses below.)

Fair Value of Financial Instruments. The carrying amounts of cash, interest receivables, prepaid expenses and other current assets due from affiliates, accounts payable and accrued expenses and amounts due the manager will approximate fair value due to their short maturities. The carrying value of investments in mortgage loans, net of the allowance for the loan losses, approximates fair value due to their short-term maturities and underlying collateral. Fair value for loans that are delinquent and/or in foreclosure are indeterminable at this time as no ready market exists for these loans, but fair value may be significantly below the carrying value.

Results of Operations

Nine Months Ended September 30, 2005 and 2004

During the nine months ended September 30, 2005, we generated revenues of $5,186,231, compared to $1,517,600 during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, our revenue consisted of $5,181,722 in interest earned from investments in mortgage loans and $4,509 in other income. We deducted an allowance for loan losses from the amount of our investments in mortgage loans in the amounts of $60,000 and $0, for the nine months ended September 30, 2005 and the nine months ended September 30, 2004, respectively. For the nine months ended September 30, 2005, other income consisted primarily of early redemption fees paid by investors withdrawing from the Company prior to the expiration of their applicable holding period. During the nine months ended September 30, 2004, our revenues consisted of $1,510,811 in interest earned from investments in mortgage loans and $6,789 in other income. The increase in revenue during the nine months ended September 30, 2005 from the nine months ended September 30, 2004 resulted from the interest earned on the additional mortgage loan investments in our mortgage loan portfolio.

During the nine months ended September 30, 2005, we incurred expenses of $622,267, compared to $197,236 during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we incurred management fees payable to our manager in the amount of $556,167, as opposed to $197,209 in the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we also incurred $60,000 in provision for loan losses and $6,100 in expenses related to real estate held for sale. The increase in expenses during the nine months ended September 30, 2005 from the nine months ended September 30, 2004 reflects the additional management fees incurred as a result of additional assets under management as the management fee is proportional to the total assets under management. At September 30, 2005, the Company had total assets of $69,787,758, which is a 92% increase in total assets from $36,341,913 as of September 30, 2004.

The average weighted interest rate earned on our mortgage loans decreased slightly as of September 30, 2005, as compared to September 30, 2004, to 12.74% down from 12.90%. This decrease is due to the continuous change in the mix of mortgage loans, which is driven by the short-term nature of our mortgage loan investments and the replacement of higher interest rate loans with lower interest rate loans.

During the nine months ended September 30, 2005 and 2004, we generated a net income of $4,563,964 and $1,320,364, respectively. The increase in net income during the nine months ended September 30, 2005 from the nine months ended September 30, 2004 reflects the $3,668,631 increase in revenues offset by the $425,031 increase in expenses, and is primarily due to the expansion of investments in mortgage loans.

Three Months Ended September 30, 2005 and 2004

During the three months ended September 30, 2005, we generated revenues of $1,913,923, compared to $819,643 during the three months ended September 30, 2004. During the three months ended September 30, 2005, our revenue consisted of $1,912,281 in interest earned from investments in mortgage loans and $1,642 in other income. For the three months ended September 30, 2005, other income consisted primarily of early redemption fees paid by investors withdrawing from the Company prior to the expiration of their applicable holding period. Revenue for the three months ended September 30, 2004 was $812,983 in interest earned from investments in mortgage loans and $6,669 in other income.

During the three months ended September 30, 2005, we incurred expenses of $222,318, compared to $108,929 during the three months ended September 30, 2004. For the three months ended September 30, 2005, we incurred $219,818 in management fees payable to our manager and $2,500 in expense related to real estate held for sale. All expenses for the three months ended September 30, 2004 were management fees to our manager. The increase in expenses during the three months ended September 30, 2005 from the three months ended September 30, 2004 reflects the additional management fees incurred as a result of an increase in assets under management. The Manager waived $40,000 in management fees during the three months ended September 30, 2005.

During the three months ended September 30, 2005 and 2004, we generated net income of $1,691,605 and $710,714, respectively. The increase in net income during the three months ended September 30, 2005 from the three months ended September 30, 2004 reflects the $1,094,280 increase in revenues, offset by the $113,398 increase in expenses.

Return on Equity and Assets

Our average return on assets for the nine months ended September 30, 2005 was 9.8% per annum, compared to 10.2% per annum for the nine months ended September 30, 2004, primarily due to a decline in the average return on investments in mortgage loans from 12.7% during the nine months ended September 30, 2004 to 12.2% during the nine months ended September 30, 2005. A portion of this decline is due to the fact that one loan in the portfolio is non-performing and has been not been accruing interest since November of 2004.

Since we are currently funded exclusively with equity from our members, we believe the return on equity is similar to the return on assets. For the nine months ended September 30, 2005, the average return on equity was 9.9%, compared to an average return on equity of 10.3% for the nine months ended September 30, 2004.

Preferred distributions paid to the members during the nine months ended September 30, 2005 averaged 9.9% per annum on invested capital as compared to preferred distributions paid to members of 8.0% during the nine months ended September 30, 2004. The lower distribution percentage for 2004 is skewed to the low end, primarily because of the rapid growth in assets during the first nine months of 2005, particularly the third quarter.

We sell three classes of membership interest: Class A, Class B, and Class C, where each class is entitled to different preferred distribution percentages of 9.0%, 10.0%, and 11.0%, respectively. As of September 30, 2005, our members had invested 29.6% of the capital in Class A units, 16.7% in Class B units and 53.7% in Class C units for a blended preferred distribution percentage of 10.24%. As of September 30, 2004, our members had invested 43.6% of the capital in Class A units, 11.6% in Class B units and 44.8% in Class C units for a blended preferred distribution percentage of 10.01%. Since sales of new units have been suspended, as Class A and Class B units are potentially redeemed, the percentage of our investment in Class C units will increase, which will increase the blended preferred distribution percentage.

Loan Portfolio Composition

Fractional Interests in Loans. Our loan portfolio consists largely of fractionalized or partial interests in whole loans, which are either new originations, or routinely purchased from third parties. As of September 30, 2005, our fractional interests in loans, versus whole interests in loans, were as follows:

	Principal Amount	%
Fractional interests in loans	$45,629,164	76.4%
Whole loans	$14,106,061	23.6%

Total	$59,735,225	100%

The figures stated above represent fractional interests in 44 mortgage loans, as compared to 5 whole loans. On average, as of September 30, 2005, our fractional interest of each loan represented approximately 10.6% of each corresponding whole loan. Further, as of September 30, 2005, only one of our fractionalized interests in loans was potentially non-performing in our estimation. We believe that when loans are adequately collateralized, fractional interests do not add any further risk. In fact, by investing in many fractionalized large loans, we may actually decrease our monetary exposure to any one loan, further diversifying our loan portfolio.

Loan Concentrations. As of September 30, 2005, approximately 44% of the principal amount of our investments in mortgage loans were located in Arizona or Texas (20.70% and 23.50%, respectively). Further, 10.90% and 12.00% of our mortgage loans are collateralized by property located in California and Florida, respectively. If there were to be a downturn in the real estate market in any area where we have a geographical concentration of collateral underlying our loans, if appropriate, we would reevaluate the loans collateralized by real estate located in such area, and consider geographic concentration, along with other factors related to each such loan, in determining whether to make an appropriate allowance for loan losses.

As of September 30, 2005, approximately 33.5% of our total loan portfolio was represented by 8 loans to three borrowers. Although each of these 8 loans is collateralized by separate property, some of these loans share a common guarantor. The 49 loans in our loan portfolio are represented by a total of 34 borrowers. The amounts committed on the outstanding loans to these top three borrowers will begin to decrease over the next three to six months as the underlying collateral is sold by the borrowers, or the loans are refinanced with other lenders. However, we are currently not subject to any loan diversification requirements.

Also as of September 30, 2005, approximately 45.3% of our total loan portfolio consisted of 20 loans on unimproved land representing $27,046,778, which is a reduced concentration from 11 loans on unimproved land representing $18,446,702 or 52.8% of the total loan portfolio at September 30, 2004. The percentage of the total loan portfolio allocated to residential loans, whether bridge loans, construction loans, or development loans increased to $17,119,216, or 28.7% of the total loan portfolio at September 30, 2005 from $2,325,000 or 6.7% of the total loan portfolio at September 30, 2004.

Loans on unimproved land are typically considered riskier than loans on other types of collateral because of the longer lead time necessary for the underlying collateral to be sold or refinanced. We may seek to reduce our exposure to loans on unimproved land in the future, as other types of collateral become more attractive for the type of financing we provide. However, while we have reduced the percentage of our exposure to loans on unimproved land over the past twelve months, and may do so in the future, such loans typically command higher interest rates and should remain a significant portion of the total loan portfolio for us for the foreseeable future.

Payment of Principal and Interest. As of September 30, 2005, all of our 49 loans were subject to “balloon” or similar repayment requirements. However, 18 of the 49 loans outstanding as of September 30, 2005 were subject to partial release provisions should a portion of the collateral be refinanced or sold prior to maturity. These 18 loans totaled $20,188,392 and represented 33.8% of our $59,735,225 loan portfolio at September 30, 2005. Many of the loans in our portfolio are repaid from the sale, lease or refinance of the real property that secures the loan. For example, as of September 30, 2005, we had 14 loans that were development or construction loans, representing 44.3% of the loan portfolio. The borrowers use the proceeds of development loans to finance the cost of entitling and subdividing, and/or improving raw land, or in the case of construction loans, to complete improvements for residential dwellings or commercial buildings. In these cases, the loan is generally repaid from the sale of the entitled and subdivided land to other developers or homebuilders, or the sale or refinancing of individual residential dwellings, or commercial buildings, which is why short-term loans with “balloon” payments are suitable under our investment guidelines. To the extent that the value of the collateral underlying a given loan supports such loan, and there is an expectation that the borrower will be able to make the “balloon payment.”

Most of our mortgage loans have interest reserves provided for in the loan budget. “Interest reserve” is a pre-arranged budget line item in each loan which is available to the borrower to make its scheduled interest payments under the loan documents. Like any other line item under the loan budget (such as grading or framing), the interest is funded by us, or a participating lender, on an ongoing basis in accordance with the loan documents. Consistent with industry practice, interest becomes due and accrues under the terms of the loan documents, and it is recorded as income on our statement of operations. Correspondingly, with respect to the interest reserve, the amount of the interest accrued on a loan reduces the budget line item for the interest reserve under the loan, and increases the amount due at maturity under the loan. The interest reserves are included in the total amount of a loan when the loan is underwritten. As a result, the interest reserve is treated as part of the amount due when determining the amount to be repaid while conducting the initial risk analysis.

Interest Rates and Loan Maturities

We are in the business of making short-term loans secured by first deeds of trust or mortgages on real property with the equity invested by our members. We do not currently have any credit facilities, nor do we plan to borrow any money in the near future, therefore we incur no interest expense. As such, all interest earned by us is equivalent to a “net yield” for the Company.

Our average loan portfolio grew significantly from $16,232,802 during the nine months ended September 30, 2004 to an average loan portfolio of $56,707,657 for the nine months ended September 30, 2005. This was an increase in the average loan portfolio of nearly 250%. Growth in the average loan portfolio will decrease significantly in the future, as we have currently suspended sales of any new membership units.

During the nine months ended September 30, 2005, net interest earnings on our loan portfolio averaged 12.2%, which is a decrease of 50 basis points from the average net interest earnings on our loan portfolio of 12.7% for the nine months ended September 30, 2004. At September 30, 2005, the weighted average interest rate on the loans in our portfolio was 12.7%, which is 20 basis points lower that the weighted average interest rate on the loans in our portfolio of 12.9% at September 30, 2004.

The loans that we invest in are short-term in nature with original maturities generally of two years or less, and typically no more than one year. As of September 30, 2005, the weighted average maturity for the loans in our loan portfolio was 4.8 months. Of our total loan portfolio at September 30, 2005, $53,217,225 or 90.3% was due within twelve months, and all of the loans in the portfolio were due within eighteen months. Because of the nature of the projects on which we make loans, we may renew the loans in the portfolio as they come due from time to time. The decision on whether or not to renew or extend a loan depends on a variety of factors which may include but are not limited to the underlying collateral value at the time of the renewal request, whether or not the loan is performing, the current financial status of the borrower or guarantor and other similar factors.

Methodologies for Determining Allowance for Loan Losses

We do not make any specific allowance for loan losses based on our historical loss information as each loan is reviewed independently based on the particular facts and circumstances related to such loan. Despite our limited operating history, we have not incurred a significant amount of loss to date. Through our manager and affiliates, we have access to a great deal of experience related to loan loss analysis, which we rely on in determining our allowance for loan losses.

We evaluate each individual loan to determine whether or not it is impaired (i.e., whether we will not collect all amounts due according to the contractual terms of the loan agreement). If it is determined that the loan is impaired, we evaluate whether or not an allowance for loan losses needs to be recorded.

To determine the amount of any allowance for loan losses, we compare the loan amount to the estimated value of the underlying collateral. The loan amount is equal to the current principal balance, plus any accrued but unpaid interest. The value of the underlying collateral is determined first by one or a combination of valuation methodologies, as discussed below. Further, the value of the underlying collateral may be adjusted to reflect the status of the project by factors including, but not limited to, completion of improvements, progress of the development plan versus original underwriting and sales or offers on the property and comparable properties in the area. In addition, we consider the estimated sales and marketing costs that may be necessary to dispose of the underlying collateral. Finally, the value of the underlying collateral is discounted for the estimated time it will take to dispose of such collateral. Once the value of the underlying collateral is estimated, it can then be compared to the loan amount to consider if an allowance for loan loss is appropriate.

For the three months ended September 30, 2005, management has determined that no additional allowance for loan loss is necessary. Currently one loan in the portfolio is considered impaired, with the borrower having filed for bankruptcy to stay the foreclosure of the property. A recent appraisal shows the value of the collateral is approximately equal to the carrying value of the loan. The servicer is in discussion with the borrower to sell, or allow the lender to foreclose on the property. It is expected that the disposition of the property will be completed in the next three to six months. While not non-performing as of September 30, 2005, the borrower failed to come to an agreement to extend or pay off a second loan prior to its due date. We are comfortable that the valuation of the property is well in excess of the carrying value of the loan, and the borrower is aggressively seeking to refinance the loan with another lender. It is expected that this loan will be repaid by the end of the year.

We reviewed the underlying collateral value of the other loans in our portfolio, where such review may include but is not limited to examining the original valuations, and any current information that may change those valuations, the financial status of the borrower and guarantor, the project status versus business plan, general market factors in the areas in which we have loaned, and any other such factors. Given that analysis, we are comfortable that no further allowance for loan loss needs to be recorded as of September 30, 2005.

Related Party Transactions

In accordance with our operating agreement, we are obligated to pay our manager 1.5% per annum of our assets under management, payable monthly at a rate of 0.125% of our assets under management. We accrued management fees of approximately $220,000 for the three months ended September 30, 2005. In addition, during the three months ended September 30, 2005, our manager incurred approximately $55,000 and paid $16,000 in legal and accounting expenses on our behalf. Our manager also paid the commission fees associated with selling our membership units.

Our membership units are sold by USA Securities, LLC (“USA Securities”), an NASD member related to us by common control. USA Securities receives a selling commission of up to 3.0% of each unit sold. For the three months ended September 30, 2005, USA Securities sold 85% of the membership units sold during that period totaling approximately $3,355,000. The terms of this arrangement were not determined by arms length negotiation.

Since our inception, we have purchased loans from USA Capital Diversified Trust Deed Fund, LLC (“Diversified”), an entity that is also managed by USA Capital Realty Advisors, LLC, our manager. This has allowed us to keep our cash invested when investments in newly originated loans have not been available. All the loans have been purchased from Diversified at par. For the nine month period ended September 30, 2005 we purchased interests in 10 loans from Diversified for approximately $16.9 million. Of the approximately $40.1 million in loans that we have purchased from Diversified, approximately 45% of the loan amount has been repaid. At September 30, 2005, loans purchased from Diversified represent 36.9% of the total loan portfolio.

We have made loans to Wasco Investments, LLC and Castaic Partners II, LLC, which loans represent approximately 5.4% of the total loan portfolio. The principal of Wasco Investments, LLC and Castaic Partners II, LLC is involved with a separate joint venture with Tanamera Resort Partners, LLC, which is an affiliate of our manager. The loans are on terms no more generous than those provided to other borrowers on similar loans.

We have made three loans to entities controlled by Homes for America Holdings, which loans represent approximately 8.3% of the total loan portfolio. Homes for America Holdings is involved with separate joint ventures with Tanamera Resort Partners, LLC, and USA Investment Partners, LLC, which are affiliates of our manager. The loans are on terms no more generous than those provided to other borrowers on similar loans.

We made a loan to Fiesta Development, LLC, which loan represents approximately 0.3% of our total loan portfolio. Fiesta Development, LLC and its affiliates are involved with several separate joint ventures with USA Investment Partners, LLC, an affiliate of our manager. The loan is on terms no more generous than those provided to other borrowers on similar loans.

We made loans to Interstate Commerce Center, LLC, and Interstate Commerce Center II, LLC, which loans represent approximately 3.5% of the total loan portfolio. The principal of Interstate Commerce Center, LLC, and Interstate Commerce Center II, LLC is involved with separate joint ventures with USA Investment Partners, LLC, which is an affiliate of our manager. The loans are on terms no more generous than those provided to other borrowers on similar loans.

Valuation Methodologies

As of September 30, 2005, there were 17 loans in our loan portfolio for which we did not have independent written appraisals, totaling approximately $17.3 million, and representing 28.9% of our total loan portfolio. With respect to the 17 loans, we relied on alternative methods of valuation as follows:

•	With respect to two loans representing $4,050,000 in our loan portfolio, an opinion of value from a third-party real estate broker who is familiar with the values of comparable properties in the area was used.

•	We used current, valid purchase and sale agreements, and letters of intent to purchase from independent non-affiliated third parties for the same underlying collateral as the valuation basis for six loans representing an aggregate of $5,213,000 in our loan portfolio.

•	For two loans representing an aggregate of $2,076,452 in our portfolio, we used the projected sales price based on previous sales in the same project (collateral) to non-affiliated third-party buyers.

•	For seven loans representing an aggregate of $5,920,000 in our portfolio, we used a variety of valuation methods, which may include but are not limited to comparable sales of similarly situated property, acquisition and development cost, projected cash flow based on sales or leasing, and other such valuation methods.

We acknowledge that our practice of not always obtaining independent appraisals at the time of a loan’s funding can potentially create additional risk, as compared to loans supported by independent appraisals. Appraisals have been scheduled for several of these loans to support the conclusions arrived at by the alternative valuation methods. If such appraisals suggest the need to adjust the allowance for loan losses, we will make the appropriate adjustments.

Impaired and Non-Performing Loans

As of September 30, 2005, we have one loan that is non-performing. A loan is considered non-performing if it is more than 120 days past due on any payment of interest or principal. When a loan is deemed non-performing, we stop accruing interest on such loan. The current status of the non-performing loan is as follows:

•	One loan with a principal amount of $3,131,061, with an interest rate of 14.0% matured on October 31, 2004. No interest has been accrued on the loan since its maturity. At September 30, 2005, the borrower had filed for bankruptcy in order to stay the foreclosure sale. A recent appraisal shows the value of the collateral is approximately equal to the carrying value of the loan. The servicer is in discussions with the borrower to sell, or allow the lender to foreclose on the property. It is expected that the disposition of the property will be completed in the next three to six months. This loan is also considered impaired.

As of September 30, 2005, 2 of our 49 loans were deemed impaired. A loan is impaired if we have serious doubts as to the ability of a borrower to comply with the present loan repayment terms. When we deem loans impaired, we will consider whether or not we need to record an allowance for loan losses. The loan described above is considered impaired, as well as non-performing. The current status of the other impaired loan is as follows:

•	One loan with a principal amount of $4,500,000 and an interest rate of 13.0% was due August 13, 2005. At September 30, 2005, the borrower failed to come to an agreement to extend or pay off the loan prior to its due date. We are comfortable that the valuation of the property is well in excess of the carrying value of the loan, and the borrower is aggressively seeking to refinance the loan with another lender. It is expected that this loan will be repaid by the end of the year.

Liquidity and Capital Resources

Since our inception, our principal operating resource has been the payment of interest on loans by our borrowers, and our principal capital resource has been the proceeds from our registered offering of membership units. Although not required to do so, our manager has paid most of our operational and regulatory expenses, including accounting, legal and administrative expenses and fees to date. In addition, our manager has paid all commissions fees related to the sale of our membership units. As of September 30, 2005 we have issued in the aggregate, net of redemptions and including reinvestments, 13,865.0997 units, representing a capitalization of $69,325,498.50. These numbers reflect the suspension of our sale of membership units, including reinvestments, as of September 2, 2005. Although we are not selling membership units at this time, we continue to invest in mortgage loans with interest earned from investments in loans, proceeds from the sale of loans and loan payoffs. As of September 30, 2005, we have redeemed an aggregate of 894.0718 units, where 152.44.38 of such units were redeemed in the three months ended September 30, 2005.

At September 30, 2005, we held $9,836,528 of cash, compared to $4,002,283 of cash held as of December 31, 2004. The $5,834,245 increase in cash resulted primarily from loan payoffs, and secondarily from proceeds from the offering prior to the suspension of sales, without readily available loans in which to reinvest. Our assets consist primarily of our investments in mortgage loans which mature within 12 months. As a result, although we maintain positive working capital, the working capital concept may not be particularly meaningful as it relates to our operations. As of September 30, 2005, our members’ equity was $69,230,573, compared to $50,675,787 as of December 31, 2004. The increase in members’ equity during the nine months ended September 30, 2005 resulted primarily from the proceeds of the registered offering of our units. With the current suspension of sales, the liquidity and working capital of the Company will be influenced primarily by loan payoffs, investments in new loans, interest received on loan investments, and distributions to the members.

During the nine months ended September 30, 2005 and 2004, our operating activities provided net cash of $4,802,955 and $1,099,030, respectively. During the nine months ended September 30, 2005, the interest received from our mortgage loan investments of $5,054,071 was offset by the cash paid for management fees of $245,051 and the cash paid to vendors of $6,065. During the nine months ended September 30, 2004, the interest received from our mortgage loan investments of $1,221,758 was offset by the cash paid for management fees of $122,701 and the cash paid to vendors of $27. With the suspension of sales, the cash provided from operating activities will begin to stabilize as the portfolio size stabilizes. In addition, though short-term rates in the market are generally increasing, the rates on the types of loans the Company generally invests in have not had significant increases.

During the nine months ended September 30, 2005 and 2004, our investing activities used net cash of $13,359,533 and $29,306,899, respectively. During the nine months ended September 30, 2005, we invested in mortgage loans in the aggregate amount of $41,553,950, while we invested in mortgage loans in the aggregate amount of $38,121,057 in the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we received proceeds from the sale of mortgage loans in the amount of $1,185,000. During the nine months ended September 30, 2005 and 2004, we received proceeds from loan payoffs in the amount of $25,440,748 and $8,814,158, respectively. This increase in loan payoffs is due to the stabilization of our operations, as many of the loans we had invested in the past few years have come to term, and also due to the overall increase in our loan portfolio.

During the nine months ended September 30, 2005 and 2004, our financing activities provided net cash of $14,390,823 and $28,757,577, respectively. During the nine months ended September 30, 2005 and 2004, we received proceeds of $18,411,453 and $29,745,000, respectively, from our registered offering of units. During the same periods, we issued distributions, net of reinvestments, of $3,100,435 and $677,802, respectively, and redeemed $1,320,194 and $309,621, respectively, in membership units. The $4,546,004 aggregate distributions were paid during the nine months ended September 30, 2005 against the $4,563,964 in net income, where $1,445,569 was reinvested in the Company through our distribution reinvestment program, which was suspended as of September 2, 2005. During the nine months ended September 30, 2005, we also were repaid for advances to affiliate in the amount of approximately $400,000. The net cash provided by financing activities for the nine months ended September 30, 2005 reflects proceeds from our offering of membership units, less distributions to members and member redemptions.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In addition, as of September 30, 2005, we have not entered into any lines of credit, credit facilities or other loan agreements, have not dealt in any foreign currencies and do not own any options, futures, swaps or other derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the nine months ended September 30, 2005. This evaluation was done with the participation of our manager.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on this evaluation, we concluded that, subject to the limitations noted above, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter, i.e., the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. During the course of the nine months ended September 30, 2005, we have experienced increased efficiencies in our disclosure controls and procedures as a result of the allocation of additional staff and resources.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As disclosed in our prior report filed on Form 10-Q with the SEC on August 22, 2005, the SEC is currently conducting an investigation of the operations of the Company, the Manager, USA Securities, USA Commercial Mortgage Company, a company related to us by common ownership, and Diversified. The SEC is investigating possible violations of the antifraud, registration, reporting, transfer agent, broker-dealer and other provisions of federal securities laws by these entities. The SEC has subpoenaed documents and information from the Company and its related entities. As requested by the SEC’s by it letter dated July 28, 2005, these entities continue to preserve and retain, until further notice, all documents and electronic data, in their possession. USA Securities, the Company and their affiliates are cooperating in the investigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table reports the redemptions of units made by USA Capital First Trust Deed Fund in the three months ended September 30, 2005:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchase as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	Class A 70.171 Class B 0.000 Class C 0.000 Total 70.171	$5,000	Class A 70.171 Class B 0.000 Class C 0.000 Total 70.171	Subject to our Manager’s approval and restrictions in the Company’s operating agreement, all investors may redeem their units.

August 1, 2005 to August 31, 2005	Class A 30.707 Class B 0.000 Class C 2.000 Total 32.707	$5,000	Class A 30.707 Class B 0.000 Class C 2.000 Total 32.707	Subject to our Manager’s approval and restrictions in the Company’s operating agreement, all investors may redeem their units.

September 1, 2005 to September 30, 2005	Class A 45.163 Class B 0.000 Class C 4.403 Total 49.566	$5,000	Class A 45.163 Class B 0.000 Class C 4.403 Total 49.566	Subject to our Manager’s approval and restrictions in the Company’s operating agreement, all investors may redeem their units.

Total	Total 152.444	$5,000	Total 152.444

[1]

All redemptions are made pursuant to the Company’s operating agreement, which allows investors to redeem their units only if the Company’s manager approves such redemption. Redemptions are further limited by the terms of the Company’s operating agreement, including an aggregate redemption limit of ten percent (10%) per year. Further, if a member desires to redeem units other than at the end of such member’s holding period, such member must pay an early redemption fee equal to 5% of the member’s investment amount, where 75% of such early redemption fee is paid to our manager and 25% of such early redemption fee is paid to the Company.

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

By:	USA CAPITAL REALTY ADVISORS, LLC
Its:	Manager

	By:	/s/ Joseph D. Milanowski	November 14, 2005
		Joseph D. Milanowski*	Date
	Its:	Manager

*	Joseph D. Milanowski executes this report as the principal executive officer and principal financial officer of the registrant.