Form 10-Q/A
period 2005-06-30
USA CAPITAL FIRST TRUST DEED FUND LLC
filed 2005-12-16
CIK 1137435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

USA CAPITAL FIRST TRUST DEED FUND, LLC

FORM 10-Q

– i –

EXPLANATORY NOTE

The purpose of this Amendment Number 1 to the Company’s quarterly report on Form 10-Q/A, for the quarter ended June 30, 2005, was to revise the discussion of the Company’s management’s evaluation of controls and procedures. This Form 10-Q/A does not purport to provide a general update or discussion of any other development subsequent to the original filing of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.

PART I – FINANCIAL INFORMATION

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Limitations on the Effectiveness of Controls

The Company’s manager does not expect that the Company’s disclosure controls and procedures or its internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. The design of a control system is also based upon certain assumptions about the likelihood of future events, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based on the number of loans in its portfolio, the Company believes its disclosure controls and procedures were ineffective for the second quarter ended June 30, 2005. The Company did not have sufficient accounting staff to produce and review the Company’s financial statements within the 45 day period provided for by Form 10-Q, and as a result had to file for an extension of the filing deadline for the second quarter report of 2005.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during its last fiscal quarter, i.e., the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

PART II – OTHER INFORMATION

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

USA CAPITAL FIRST TRUST DEED FUND, LLC

By:	USA CAPITAL REALTY ADVISORS, LLC
Its:	Manager

By:	/s/ Joseph D. Milanowski	December 16, 2005
	Joseph D. Milanowski*	Date
Its:	Manager

*	Joseph D. Milanowski executes this report as the principal executive officer and principal financial officer of the registrant.